Form 10-Q
period 1994-03-31
UNITED STATES SURGICAL CORP
filed 1994-04-27
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          ----        THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

          /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          ----        THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM ------------------- TO--------------------

                           COMMISSION FILE NO. 1-9776


                       UNITED STATES SURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                              13-2518270
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


                150 GLOVER AVENUE, NORWALK, CONNECTICUT           06856
                (Address of principal executive offices)         (Zip Code)

                                 (203) 845-1000
              (Registrant's telephone number, including area code)





       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES  X    NO
                                                           ---      ---
Number of shares of Common Stock,
  par value $.10 per share,
  outstanding at March 31, 1994                             56,389,298
                                                            ----------

                                                                       Form 10-Q
                                                                  March 31, 1994




              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I--FINANCIAL INFORMATION                                                                                               Page
                                                                                                                            ----

Financial Statements:

      Consolidated Balance Sheets at March 31, 1994 (Unaudited) and December 31, 1993                                         3

      Consolidated Statements of Operations (Unaudited) for the Three Months
      Ended March 31, 1994 and 1993                                                                                           4

      Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
      Three Months Ended March 31, 1994 and 1993                                                                              5

      Consolidated Statements of Cash Flows (Unaudited) for the Three Months
      Ended March 31, 1994 and 1993                                                                                           6

      Notes to Consolidated Financial Statements (Unaudited)                                                                  7

      Review by Independent Accountants                                                                                       8

      Independent Accountants' Report                                                                                         9

      Management's Discussion and Analysis of Interim Financial Condition and Results
      of Operations                                                                                                          10



PART II--OTHER INFORMATION

      Legal Proceedings                                                                                                      14

      Exhibits and Reports on Form 8-K                                                                                       15

      Signature                                                                                                              15

      Exhibit 11 - Statement Regarding Computation of Per Share Earnings

                                                                       Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31,        December 31,
In thousands, except share data                                           1994               1993
- - ----------------------------------------------------------------------------------------------------------
ASSETS                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $  235,600          $      900
   Receivables, less allowance
      ($6,000 - March 31, 1994; $5,000 - December 31, 1993)               210,100             197,900
   Inventories:
      Finished goods                                                      111,300             113,000
      Work in process                                                      36,200              36,900
      Raw materials                                                        47,900              62,300
                                                                       ----------          ----------
                                                                          195,400             212,200
   Other current assets                                                    43,700              53,800
                                                                       ----------          ----------
      Total Current Assets                                                684,800             464,800
                                                                       ----------          ----------

Property, Plant, and Equipment at cost:                                   762,800             752,100
Less:  Allowance for depreciation and amortization                       (170,200)           (159,900)
                                                                       ----------          ----------
                                                                          592,600             592,200

Other assets (net)                                                        124,700             113,500
                                                                       ----------          ----------
      Total Assets                                                     $1,402,100          $1,170,500
                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $   56,300          $   50,200
   Accrued expenses                                                       128,800             137,500
   Income taxes payable                                                    33,200              28,800
                                                                       ----------          ----------
      Total Current Liabilities                                           218,300             216,500

Long-Term Debt                                                            541,200             505,300

Deferred Income Taxes                                                      11,800               4,800

Stockholders' Equity:
   Preferred Stock $5.00 par value, authorized 2,000,000 shares;
      9.76% Series A cumulative convertible, 177,400 shares
      issued and outstanding (liquidation value -- $200 million)              900
   Additional paid-in capital-preferred stock                             191,000
   Common stock $.10 par value, authorized 250,000,000 shares;
      issued, 64,529,522 at March 31, 1994 and 64,402,144 at
      December 31, 1993                                                     6,500               6,400
   Additional paid-in capital -- common stock                             373,800             371,700
   Retained earnings                                                      169,100             178,300
   Treasury stock at cost; 8,140,224 shares at March 31, 1994
      and 8,144,386 shares at December 31, 1993                           (86,700)            (86,700)
   Other                                                                  (23,800)            (25,800)
                                                                       ----------          ----------
                                                                          630,800             443,900
                                                                       ----------          ----------
      Total Liabilities and Stockholders' Equity                       $1,402,100          $1,170,500
                                                                       ==========          ==========

                See Notes to Consolidated Financial Statements.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                     ----------------------------------

In thousands, except per share data                                  1994                   1993
- - -------------------------------------------------------------------------------------------------------

Net sales                                                            $226,000               $326,300
                                                                      -------                -------

Costs and expenses:
     Cost of products sold                                            117,600                138,800
     Research and development                                          10,800                 14,900
     Selling, administrative and general                               96,500                119,800
     Interest                                                           6,500                  3,500
                                                                     --------               --------
                                                                      231,400                277,000
                                                                     --------               --------

Income (loss) before income taxes                                      (5,400)                49,300

Income taxes                                                            2,500                 13,300
                                                                     --------               --------

Net income (loss)                                                    $ (7,900)              $ 36,000

Preferred stock dividends                                                (200)
                                                                     --------               --------

Net income (loss) applicable to common shares                        $ (8,100)                36,000
                                                                     ========               ========

Average number of common shares and common
     share equivalents outstanding                                     56,300                 59,100
                                                                     ========               ========

Net income (loss) per common share and common
     share equivalent (primary and fully diluted)                       $(.14)                  $.61
                                                                         ====                    ===

Dividends declared per common share                                     $ .02                  $.075
                                                                         ====                   ====




                See Notes to Consolidated Financial Statements.

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES               Form 10-Q
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'               March 31, 1994
EQUITY (Unaudited)
For the three months ended March 31, 1994 and 1993


                                                                   Additional              Additional
                                                                    Paid-in                 Paid-in                   Accumulated
Dollars in thousands,                                   Preferred   Capital-    Common      Capital-     Retained     Translation
except share data                                         Stock    Preferred     Stock       Common      Earnings      Adjustments
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . . . .                         $6,400     $345,200      $330,700       $    400
Common stock issued to
  employees-net (149,002 shares)  . . . . . . . . . . .                                       4,400
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109       . . . . . . . . . . . . . .                                       2,000
Aggregate adjustment resulting
  from the translation of foreign
  financial statements      . . . . . . . . . . . . . .                                                                   (8,700)
Common stock dividends declared ($.075 per share) . . .                                                    (4,100)
Net income                  . . . . . . . . . . . . . .                                                    36,000
                                                                                ------     --------      --------       --------
BALANCE AT MARCH 31, 1993 . . . . . . . . . . . . . . .                         $6,400     $351,600      $362,600       $ (8,300)
                                                                                ======     ========      ========       ========

BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . . . .                         $6,400     $371,700      $178,300       $(20,400)
Issuance of preferred stock (177,400 shares)  . . . . .     $900   $191,000
Common stock issued to
  employees-net (131,150 shares)  . . . . . . . . . . .                            100        2,100
Aggregate adjustment resulting
  from the translation of foreign
  financial statements      . . . . . . . . . . . . . .                                                                    2,000
Preferred stock dividends . . . . . . . . . . . . . . .                                                      (200)
Common stock dividends declared ($.02 per share)  . . .                                                    (1,100)
Net loss                    . . . . . . . . . . . . . .                                                    (7,900)
                                                            ----   --------    ------      --------      --------       --------
BALANCE AT MARCH 31, 1994 . . . . . . . . . . . . . . .     $900   $191,000    $6,500      $373,800      $169,100       $(18,400)
                                                            ====   ========    ======      ========      ========       ========

                                                            Installment
                                                            Receivables
Dollars in thousands,                                       from Sale of    Treasury
except share data                                           Common Stock      Stock         Total
- - ---------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . . . .       $(6,000)       $(86,700)     $590,000
Common stock issued to
  employees-net (149,002 shares)  . . . . . . . . . . .                                       4,400
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109       . . . . . . . . . . . . . .                                       2,000
Aggregate adjustment resulting
  from the translation of foreign
  financial statements      . . . . . . . . . . . . . .                                      (8,700)
Common stock dividends declared ($.075 per share) . . .                                      (4,100)
Net income                  . . . . . . . . . . . . . .                                      36,000
                                                              -------        --------      --------
BALANCE AT MARCH 31, 1993 . . . . . . . . . . . . . . .       $(6,000)       $(86,700)     $619,600
                                                              =======        ========      ========

BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . . . .       $(5,400)       $(86,700)     $443,900
Issuance of preferred stock (177,400 shares)  . . . . .                                     191,900
Common stock issued to
  employees-net (131,150 shares)  . . . . . . . . . . .                                       2,200
Aggregate adjustment resulting
  from the translation of foreign
  financial statements      . . . . . . . . . . . . . .                                       2,000
Preferred stock dividends . . . . . . . . . . . . . . .                                        (200)
Common stock dividends declared ($.02 per share)  . . .                                      (1,100)
Net loss                    . . . . . . . . . . . . . .                                      (7,900)
                                                              -------        --------      --------
BALANCE AT MARCH 31, 1994 . . . . . . . . . . . . . . .       $(5,400)       $(86,700)     $630,800
                                                              =======        ========      ========

                See Notes to Consolidated Financial Statements.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                          March 31,
                                                                                              -------------------------------
In thousands                                                                                  1994                   1993
- - -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                                            $   215,200             $  288,100
   Cash paid to vendors, suppliers and employees                                              (177,500)              (243,900)
   Interest paid                                                                                (7,400)                (3,500)
   Income taxes paid                                                                            (1,500)                (2,500)
                                                                                           -----------             ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              28,800                 38,200
                                                                                           -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                                 (17,100)               (71,200)
   Other assets                                                                                 (4,400)                (6,300)
                                                                                           -----------             ----------
         NET CASH USED IN INVESTING ACTIVITIES                                                 (21,500)               (77,500)
                                                                                           -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings                                                                 1,066,600                642,000
   Long-term debt repayments                                                                (1,032,900)              (599,900)
   Issuance of preferred stock (net)                                                           191,900
   Common stock issued from stock plans                                                          2,200                  4,400
   Dividends paid                                                                                                      (4,100)
                                                                                           -----------             ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                             227,800                 42,400
                                                                                           -----------             ----------

Effect of exchange rate changes                                                                   (400)                (3,200)
                                                                                           -----------             ----------

NET INCREASE (DECREASE)                                                                        234,700                   (100)
Cash and cash equivalents, beginning of period                                                     900                  2,500
                                                                                           -----------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   235,600             $    2,400
                                                                                           ===========             ==========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                          $    (7,900)            $   36,000
                                                                                           -----------             ----------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                                             20,900                 17,000
      Adjustment of property, plant, and equipment reserves                                      2,800                  4,000
      Receivables -- (increase)                                                                 (9,800)               (37,600)
      Inventories -- decrease (increase)                                                         8,900                (15,800)
      Adjustment of inventory reserves                                                           8,200                  7,500
      Accounts payable/accrued expenses -- (decrease) increase                                  (5,300)                17,100
      Income taxes payable and deferred -- increase                                                600                  8,500
      Other adjustments -- net                                                                  10,400                  1,500
                                                                                           -----------             ----------
            Total adjustments                                                                   36,700                  2,200
                                                                                           -----------             ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $    28,800             $   38,200
                                                                                           ===========             ==========


                See Notes to Consolidated Financial Statements.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  GENERAL
    The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 1994 and 1993 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three-month periods ended March 31, 1994 and 1993 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the March 31, 1994 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.  ISSUANCE OF PREFERRED STOCK
    On March 28, 1994 the Company issued approximately $200 million of 9.76% Series A Convertible Preferred Stock (convertible into a maximum of approximately 8.9 million shares or a minimum of approximately 8.5 million shares of the Company's Common Stock), par value $5 per share, in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. Dividends on the Convertible Preferred Stock are cumulative at the annual rate of $110 per share, payable quarterly in arrears commencing July 1, 1994. On April 1, 1998 each share of Convertible Preferred Stock still outstanding will automatically convert into 50 shares of Common Stock of the Company, and prior to this date it may be converted into 47.65 shares of Common Stock at any time at the option of the holder. The Company may redeem the Convertible Preferred Stock at any time after April 1, 1997 for 50 shares of Common Stock together with an additional cash dividend of up to $27.50 per share, declining ratably after April 1, 1997 to $0 by March 1, 1998. The Preferred Stock was sold and will trade principally as depositary receipts, each representing a one-fiftieth interest in a share of Preferred Stock. It is the Company's current intention to use the proceeds from the sale of the Convertible Preferred Stock for general corporate purposes, to increase liquidity and to ultimately reduce indebtedness after renegotiation of the terms of the Company's revolving credit and term loan agreements with various banks.

3.  INCOME TAXES
    The 1994 tax provision relates primarily to foreign taxes including taxes in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The 1993 effective income tax rate of 27% reflects the projected tax benefits from manufacturing operations in Puerto Rico.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The March 31, 1994 and 1993 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1993 consolidated balance sheet was audited by Deloitte & Touche in accordance with generally accepted auditing standards.

                                                                  Form 10-Q
                                                                  March 31, 1994


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of March 31, 1994, and the related consolidated statements of operations for the three-month periods ended March 31, 1994 and 1993 and the consolidated statements of changes in stockholders' equity and of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994 (except for Notes H, K and L, as to which the date was March 28, 1994), we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE


NEW YORK, NEW YORK
APRIL 22, 1994

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

In the first quarter of 1994 the Company attained sales of $226 million compared with sales of $326 million in the first quarter of 1993. Sales decreased 31% in the first quarter of 1994 in comparison to the corresponding period in 1993.

Net loss and net loss per share in the first quarter of 1994 were $8 million and $.14 per share, respectively, as compared to 1993 first quarter net income and net income per share of $36 million and $.61 per share, respectively. The effects of changes in foreign currency exchange rates on net loss in the first quarter of 1994 in comparison to the corresponding period in 1993 were immaterial.

The Company's restructuring plans and other cost saving measures are expected to reduce its operating and fixed manufacturing costs by approximately $150 million on an annualized basis. The cost cutting programs adopted for 1994 included the reduction of the Company's workforce by approximately 20% or 1600 employees and a consolidation and divestiture of certain leased and owned worldwide real estate. Cost savings associated with the restructuring plans started to be realized in the first quarter of 1994 (salary expense was approximately $7 million lower and rent and depreciation expenses were approximately $2 million lower as a result of the restructuring) with the major effect expected to begin in the second quarter of 1994.

The reduction in sales in the first quarter of 1994 to $226 million compared to the corresponding period in 1993 is primarily attributed to an initial distributor stocking program in 1993, which was not repeated in 1994. These distributor inventory purchases were made in connection with the implementation of the Company's Just-In-Time (JIT) hospital distribution program during the first quarter of 1993. The initial stocking of JIT distributors precipitated an inventory reduction period during which the hospitals formerly supplied directly by the Company worked their inventories down to minimal levels. The Company believes that inventories at JIT distributors at the end of the 1994 first quarter are down significantly, with distributor sales to hospitals during the preceding six months significantly in excess of distributor purchases from the Company. Once distributor inventories reach an optimum level, the Company believes that its sales to distributors will approximate distributor sales to hospitals.

The uncertainty created by the government's announced intention to implement a sweeping program of healthcare reform continues to have a negative impact on the Company's business. Hospitals embarked on an all-out campaign to reduce costs and inventories, delaying the evaluation and purchase of new technology and new laparoscopic techniques until a more definitive direction in healthcare reform emerges. This uncertainty has created a new strategy of choosing low cost over product efficacy which benefitted the Company's principal competitor. To combat competition, the Company has selectively reduced prices and has developed a customized total cost containment program for its customers. Company representatives are demonstrating to customers how the Company's products can help total cost containment, and they are offering their expertise on reimbursement matters and helping hospitals to market themselves to managed care organizations.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The following table analyzes the decrease in sales in the first quarter of 1994 compared with the corresponding period in 1993:

                                                             Three Months Ended
        In thousands                                            March 31, 1994
        ------------                                      --------------------------
        Composition of Sales Decrease:
           Sales volume decrease                                   $ 91,500
           Net price changes                                          2,600
           Effects of changes in foreign
             currency exchange rates                                  6,200
                                                                    -------

                 Sales Decrease                                    $100,300
                                                                    =======


The net price change component of the sales decrease reflects the net effect of selling price discounts granted to hospitals and just-in-time distributors, partially offset by price list increases effective January 1, 1994. Sales volume decreases in the first quarter of 1994 accounted for 91% of the total sales decrease from the corresponding period in 1993. The effects of changes in foreign currency exchange rates in the first quarter of 1994 compared to the corresponding period in 1993 contributed to 6% of the total sales decrease.

Cost of products sold expressed as a percentage of sales increased in the first quarter of 1994 to 52% compared to 43% in the corresponding period of 1993, primarily as a result of higher per unit indirect production costs due to lower production volumes. Gross margin from operations (sales less cost of products sold divided by sales) was 48% in the first quarter of 1994 in comparison to 57% in the corresponding period in 1993. Although the Company implemented its restructuring plans in the first quarter of 1994, the full benefits of the cost reduction measures adopted by the Company are expected to start being realized in the second quarter of 1994 which should result in improved gross margins for succeeding quarters of 1994. Changes in foreign currency exchange rates from those existing in 1993 did not have a material effect on the cost of products sold in the first quarter of 1994.

The Company's expenditures for research and development decreased to $11 million in the first quarter of 1994 from $15 million in the corresponding period in 1993, reflecting the impact of the across the board cost reduction program initiated in the second half of 1993. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 4% - 5% of annual sales in the future.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, administrative and general expenses expressed as a percentage of sales increased to 43% in the first quarter of 1994, compared with 37% in the comparable 1993 period, primarily as a result of lower 1994 sales volumes. The Company expects the cost saving benefits from its restructuring program will be reflected in reduced selling, administrative and general expenses as a percentage of sales commencing in the second quarter of 1994. Changes in foreign currency exchange rates from those existing in the first quarter of 1993 had an immaterial effect on reported selling, administrative and general expenses in the 1994 first quarter.

The tax provision for the first quarter of 1994 relates primarily to foreign taxes including taxes in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The Company's effective income tax rate in the first quarter of 1993 was 27% reflecting the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code.


FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable cash flow requirements. It is the Company's intention to renegotiate its current revolving credit and term loan agreements with various banks, with the objective of significantly reducing the amount of outstanding bank indebtedness, extending the present maturities and reducing the size of the bank credit facility from its current $675 million to a level below $500 million. The Company is in full compliance with all of the financial covenants associated with its bank and lease agreements.

The Company's building programs have been essentially completed, which will enable the Company to reduce its capital spending by more than 50% in 1994 compared to 1993 levels. Additions to property, plant, and equipment on the accrual and cash basis methods totaled $17 million in the first quarter of 1994, compared with $64 million on the accrual basis ($71 million on a cash basis) in the corresponding quarter in 1993, and consist primarily of additions to machinery and equipment ($11 million), molds and dies ($2 million) and land and buildings ($4 million).

The increase in cash and cash equivalents at March 31, 1994 in comparison to the prior year-end is primarily attributable to the receipt of the net proceeds from the sale of the Company's preferred stock ($192 million) and additional debt financing during the quarter ($36 million). The increase in accounts receivable ($12 million) since December 31, 1993 is primarily attributable to a slight slowing of collections of international distributor and subsidiary receivables. The reduction in total inventories ($17 million) from the prior year-end levels resulted primarily from improved utilization and management of raw materials in the Company's production process.

                                                                  Form 10-Q
                                                                  March 31, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of March 31, 1994 the Company had approximately $18 million of such contracts outstanding that will mature at various dates through May 31, 1994. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations.

                                                                  Form 10-Q
                                                                  March 31, 1994

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

        A. In the Company's action against Johnson & Johnson, Inc. and its subsidiary, Ethicon, Inc. ("Ethicon"), alleging infringement of the patent covering the Company's endoscopic multiple clip applier (see Item 3 of part I of the Company's Annual Report on Form 10-K for the year ended December 31,
1993), a jury trial of the action began January 12, 1994. On February 16, 1994, the jury returned a verdict in favor of the defendants, holding that certain of the Company's patent claims were invalid. The Company is appealing the verdict to the United States Court of Appeals for the Federal Circuit.

        B. In the pending actions brought as derivative actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), on January 12, 1994, notwithstanding defenses believed to be meritorious, the defendants agreed to settle the claims asserted in these actions, subject to Court approval. Under the settlement, the defendants deny the allegations but have agreed to adjustments to the vesting and exercise terms of stock option grants for certain executives within three years of the court's approval of the settlement. A hearing on the settlement was held on March 9, 1994 and the settlement is before the Court for approval.

        C. In February 1994, Ethicon Endo-Surgery, a partnership between Ethicon, Inc. and Ortho Diagnostic Systems, Inc., filed suit against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's MULTIFIRE GIA and ENDO GIA instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler. The plaintiffs filed a motion for a preliminary injunction against the Company, final argument as to which was heard on April 4, 1994. No decision has been issued. The Company has asserted counterclaims under two patents owned by the Company. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint and valid counterclaims against the plaintiffs.

        D. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims. The Company believes it is adequately insured in all material respects against the product liability claims. The Company is also involved in various other cases. In the opinion of management, based on advice of counsel, the Company has meritorious defenses and valid cross-claims in these actions.


                                     * * *

In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K
          a. Exhibits - Exhibit 11, Statement Regarding Computation of Per Share Earnings.
          b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1994.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED STATES SURGICAL CORPORATION
                                          ----------------------------------
                                                       Registrant


                                          By: /S/ HOWARD M. ROSENKRANTZ
                                             -------------------------------
                                                  Howard M. Rosenkrantz
                                            Senior Vice President, Finance and
                                                 Chief Financial Officer

Dated: April 26, 1994

                                Exhibit Index


 Exhibit 11 - Statement Regarding Computation of Per Share Earnings.