Form 10-Q
period 1994-06-30
UNITED STATES SURGICAL CORP
filed 1994-07-26
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

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
Number of shares of Common Stock,
        par value $.10 per share,
        outstanding at June 30, 1994                       56,595,765 Shares

                                                                       Form 10-Q
                                                                   June 30, 1994




              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I--FINANCIAL INFORMATION                                                                                               Page
                                                                                                                            ----

Financial Statements:

      Consolidated Balance Sheets at June 30, 1994 (Unaudited) and December 31, 1993  . . . . . . . . . . . . . . . . . .      3

      Consolidated Statements of Operations (Unaudited) for the Six Months and Three
      Months Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

      Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
      Six Months Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

      Consolidated Statements of Cash Flows (Unaudited) for the Six Months
      Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

      Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

      Review by Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

      Independent Accountants' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

      Management's Discussion and Analysis of Interim Financial Condition and Results
      of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10



PART II--OTHER INFORMATION

      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

      Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

      Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,            December 31,
In thousands, except share data                                                               1994                   1993
- - ----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Unaudited)
Current Assets:
      Cash and cash equivalents                                                               $   11,400           $      900
      Receivables, less allowance
        ($5,800 -June 30, 1994; $5,000-December 31, 1993)                                        199,200              197,900
      Inventories:
        Finished goods                                                                           112,300              113,000
        Work in process                                                                           29,500               36,900
        Raw materials                                                                             42,400               62,300
                                                                                               ---------            ---------
                                                                                                 184,200              212,200
      Other current assets                                                                        46,400               53,800
                                                                                               ---------            ---------
           Total Current Assets                                                                  441,200              464,800
                                                                                               ---------            ---------

Property, Plant, and Equipment at cost:                                                          751,200              752,100
Less: Allowance for depreciation and amortization                                               (182,700)            (159,900)
                                                                                               ---------            ---------
                                                                                                 568,500              592,200

Other assets (net)                                                                               127,500              113,500
                                                                                               ---------            ---------
           Total Assets                                                                       $1,137,200           $1,170,500
                                                                                               =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                                        $   42,500           $   50,200
      Accrued expenses                                                                           126,800              137,500
      Income taxes payable                                                                        35,900               28,800
                                                                                               ---------            ---------
           Total Current Liabilities                                                             205,200              216,500

Long-Term Debt                                                                                   281,100              505,300

Deferred Income Taxes                                                                              9,400                4,800

Stockholders' Equity:
      Preferred Stock $5.00 par value, authorized 2,000,000 shares;
        9.76% Series A cumulative convertible, 177,400 shares
        issued and outstanding (liquidation value - $200 million)                                    900
      Additional paid-in capital - preferred stock                                               190,900
      Common stock $.10 par value, authorized 250,000,000 shares;
        issued, 64,732,898 at June 30, 1994 and 64,402,144 at
        December 31, 1993                                                                          6,500                6,400
      Additional paid-in capital - common stock                                                  376,300              371,700
      Retained earnings                                                                          171,100              178,300
      Treasury stock at cost; 8,137,133 shares at June 30, 1994
        and 8,144,386 shares at December 31, 1993                                                (86,700)             (86,700)
      Other                                                                                      (17,500)             (25,800)
                                                                                               ---------            ---------
                                                                                                 641,500              443,900
                                                                                               ---------            ---------
      Total Liabilities and Stockholders' Equity                                              $1,137,200           $1,170,500
                                                                                               =========            =========

                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                      Six Months Ended                  Three Months Ended
                                                                          June 30,                           June 30,
                                                                  -------------------------           --------------------------
In thousands, except per share data                                 1994             1993             1994              1993
- - --------------------------------------------------------------------------------------------------------------------------------

Net sales                                                           $458,000         $555,100         $232,000         $228,800
                                                                     -------          -------          -------          -------
Costs and expenses:
      Cost of products sold                                          234,800          258,600          117,200          119,800
      Research and development                                        20,000           29,000            9,200           14,100
      Selling, administrative and general                            186,500          240,600           90,000          120,800
      Interest                                                        10,300            7,700            3,800            4,200
                                                                     -------          -------          -------          -------
           Total costs and expenses                                  451,600          535,900          220,200          258,900
                                                                     -------          -------          -------          -------

Income (loss) before income taxes                                      6,400           19,200           11,800          (30,100)

Income taxes/(benefit)                                                 6,300            5,200            3,800           (8,100)
                                                                     -------          -------          -------          -------

Net income (loss)                                                        100           14,000            8,000          (22,000)

Preferred stock dividends                                              5,100                             4,900
                                                                     -------          -------          -------          -------

Net income (loss) applicable to
      common stock                                                  $ (5,000)        $ 14,000         $  3,100         $(22,000)
                                                                     =======          =======          =======          =======

Average number of common shares
      and common share equivalents
      outstanding                                                     56,400           57,500           56,500           55,900
                                                                     =======          =======          =======          =======

Net income (loss) per common share
      and common share equivalent (primary
        and fully diluted)                                             $(.09)            $.24             $.05            $(.39)
                                                                        ====               ===              ===            ====

Dividends declared per common share                                     $.04             $.15             $.02            $.075
                                                                         ===              ===              ===            =====


                See Notes to Consolidated Financial Statements.

                                                                  Form 10-Q
                                                                  June 30, 1994
United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the six months ended June 30, 1994 and 1993

                                                                 Additional                     Additional
                                                                   Paid-in                        Paid-in
Dollars in thousands,                                  Preferred  Capital -        Common       Capital -      Retained
except share data                                        Stock    Preferred         Stock         Common       Earnings
- - ------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . .                                 $6,400      $345,200       $330,700
Common stock issued to
  employees-net (316,694 shares)  . . . . . . . . .                                                7,400
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109 . . . . . . . . . . . . . . .                                               14,000
Payment received on installment receivables . . . .
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .
Common stock dividends declared ($.15 per share)  .                                                              (8,300)
Net income  . . . . . . . . . . . . . . . . . . . .                                                              14,000
                                                                                     -----       -------        -------
BALANCE AT JUNE 30, 1993  . . . . . . . . . . . . .                                 $6,400      $366,600       $336,400
                                                                                     =====       =======        =======


BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . .                                 $6,400      $371,700       $178,300
Issuance of preferred stock (177,400 shares)  . . .       $900       $190,900
Common stock issued to
  employees-net (337,617 shares)  . . . . . . . . .                                    100         4,600
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .
Preferred stock dividends . . . . . . . . . . . . .                                                              (5,100)
Common stock dividends declared ($.04 per share)  .                                                              (2,200)
Net income  . . . . . . . . . . . . . . . . . . . .                                                                 100
                                                           ---        -------        -----       -------        -------
BALANCE AT JUNE 30, 1994  . . . . . . . . . . . . .       $900       $190,900       $6,500      $376,300       $171,100
                                                           ===        =======        =====       =======        =======

                                                                         Installment
                                                         Accumulated      Receivables
Dollars in thousands,                                    Translation     from Sale of       Treasury
except share data                                        Adjustments     Common Stock        Stock        Total
- - ---------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . .       $    400          $(6,000)       $(86,700)      $590,000
Common stock issued to
  employees-net (316,694 shares)  . . . . . . . . .                                                          7,400
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109 . . . . . . . . . . . . . . .                                                         14,000
Payment received on installment receivables . . . .                             600                            600
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .         (3,100)                                         (3,100)
Common stock dividends declared ($.15 per share)  .                                                         (8,300)
Net income  . . . . . . . . . . . . . . . . . . . .                                                         14,000
                                                           -------           ------         -------        -------
BALANCE AT JUNE 30, 1993  . . . . . . . . . . . . .       $ (2,700)         $(5,400)       $(86,700)      $614,600
                                                            ======           ======         =======        =======


BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . .       $(20,400)         $(5,400)       $(86,700)      $443,900
Issuance of preferred stock (177,400 shares)  . . .                                                        191,800
Common stock issued to
  employees-net (337,617 shares)  . . . . . . . . .                                                          4,700
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .          8,300                                           8,300
Preferred stock dividends . . . . . . . . . . . . .                                                         (5,100)
Common stock dividends declared ($.04 per share)  .                                                         (2,200)
Net income  . . . . . . . . . . . . . . . . . . . .                                                            100
                                                           -------           ------         -------        -------
BALANCE AT JUNE 30, 1994  . . . . . . . . . . . . .       $(12,100)         $(5,400)       $(86,700)      $641,500
                                                           =======           ======         =======        =======


                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                  ---------------------------
In thousands                                                                                      1994               1993
- - -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                                              $   463,100        $   590,800
     Cash paid to vendors, suppliers and employees                                                (364,800)          (514,000)
     Interest paid                                                                                 (14,200)            (7,600)
     Income taxes paid                                                                              (5,900)            (8,100)
                                                                                               -----------        -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 78,200             61,100
                                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment                                                   (29,700)          (129,800)
     Other assets                                                                                   (2,600)           (13,600)
                                                                                               -----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES                                                    (32,300)          (143,400)
                                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                                   2,694,100          1,320,900
     Long-term debt repayments                                                                  (2,924,300)        (1,228,700)
     Issuance of preferred stock, net                                                              191,800
     Common stock issued from stock plans                                                            4,700              8,000
     Dividends paid                                                                                 (2,200)            (8,300)
                                                                                               -----------        -----------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (35,900)            91,900

Effect of exchange rate changes                                                                        500             (2,800)
                                                                                               -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           10,500              6,800
Cash, beginning of period                                                                              900              2,500
                                                                                               -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    11,400        $     9,300
                                                                                               ===========        ===========

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                                                                     $       100        $    14,000
                                                                                               -----------        -----------
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                                             43,100             37,300
          Adjustment to property, plant, and equipment reserves                                      8,500             14,400
          Receivables -- decrease                                                                    5,900             36,600
          Inventories -- decrease (increase)                                                         6,800            (55,600)
          Adjustment of inventory reserves                                                          22,300             17,500
          Accounts payable and accrued expenses--(decrease) increase                               (26,200)               700
          Income taxes payable and deferred -- (decrease)                                           (1,300)           (17,400)
          Income tax benefit from stock options exercised                                                              14,000
          Other adjustments -- net                                                                  19,000               (400)
                                                                                               -----------        -----------
               Total adjustments                                                                    78,100             47,100
                                                                                               -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $    78,200        $    61,100
                                                                                               ===========        ===========

                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   GENERAL

     The accompanying unaudited consolidated financial statements for the six-month and three-month periods ended June 30, 1994 and 1993 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the six-month and three-month periods ended June 30, 1994 and 1993 have been reflected. All such adjustments are of a recurring nature. It is suggested that the June 30, 1994 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.   INCOME TAXES
     The 1994 tax provision relates primarily to foreign taxes including taxes related to the Company's operations in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The 1993 effective income tax rate of 27%, as well as the 1994 tax provision, reflects the projected tax benefits from manufactu ring operations in Puerto Rico.

3.   LONG-TERM DEBT
     The Company entered into a new syndicated credit agreement in June 1994 which replaced its revolving credit and term loan agreements with various banks. The new agreement provided for the repayment of outstanding bank indebtedness, extended the present maturities and reduced the size of the bank credit facility from $675 million to $400 million. The new credit agreement matures in January 1997 and provides for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt and requires the maintenance of certain minimum levels of tangible net worth and fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. Under the most restrictive covenants, the Company must maintain certain levels of tangible net worth and fixed charge coverage ratios and its debt to total capitalization ratio may not exeed a certain stipulated level. The Company is prohibited from declaring dividends on its common stock if the Company were in default of the covenants of the agreement. In addition, the Company is prohibited from declaring dividends on its common stock in excess of $1,250,000 per quarter, subject to adjustment for changes in the number of shares outstanding, until it receives an investment grade status as defined.
     The Company is in full compliance with all of the financial covenants associated with its new credit agreement.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The June 30, 1994 and 1993 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1993 consolidated balance sheet was audited by Deloitte & Touche in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                   June 30, 1994


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of June 30, 1994, and the related consolidated statements of operations for the six-month and three-month periods ended June 30, 1994 and 1993 and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



DELOITTE & TOUCHE


STAMFORD, CONNECTICUT
JULY 22, 1994

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
In the second quarter of 1994, the Company attained sales of $232 million compared with sales of $229 million in the second quarter of 1993. In the first half of 1994, the Company achieved sales of $458 million compared with sales of $555 million in the first half of 1993. Sales increased 1% in the second quarter and decreased 17% in the first half of 1994 in comparison to the corresponding periods in 1993.

In the second quarter of 1994, the Company reported net income of $8 million and $.05 per common share (after preferred dividends of $5 million) compared with a net loss of $22 million or $.39 per share in the second quarter of 1993. The effects of changes in foreign currency exchange rates on net income were immaterial to the results of operations of the second quarter of 1994 in comparison to the corresponding period in 1993.

In the first half of 1994, the Company reported net income of $.1 million and a loss of $.09 per common share (after preferred dividends of $5 million) compared with net income of $14 million and $.24 per share in the first half of 1993. The effects of changes in foreign currency exchange rates on net income were immaterial to the results of operations of the first half of 1994 in comparison to the corresponding period in 1993.

The Company's restructuring plans and other cost saving measures are expected to reduce its operating and fixed manufacturing costs by approximately $150 million on an annualized basis. The cost cutting programs implemented in 1994 included the reduction of the Company's workforce by approximately 20% or 1,600 employees and a consolidation and divestiture of certain leased and owned real estate. Cost savings associated with the restructuring plans started to be realized in the first quarter of 1994 with the major effect beginning to be realized in the second quarter of 1994. As a result of the restructuring and cost saving measures adopted, compensation related expenses were approximately $33 million and $21 million lower in the six months and three months ended June 30, 1994, respectively, in comparison to the same periods in 1993.

The reduction in sales in the first half of 1994 to $458 million compared to the corresponding period in 1993 was significantly effected by initial distributor stocking programs in 1993, which was not repeated in 1994. Company sales were also effected by competition during this period and by uncertainties related to health care reform. These distributor inventory purchases were made in connection with the implementation of the Company's Just-In-Time (JIT) domestic hospital distribution program during the first quarter of 1993. The initial stocking of JIT distributors precipitated an inventory reduction period during which the hospitals formerly supplied directly by the Company worked their inventories down to minimal levels. The Company believes that inventories at JIT distributors at the end of the 1994 first half are down significantly, with distributor sales to hospitals during the preceding six months significantly in excess of distributor purchases from the Company. Once distributor inventories reach an anticipated optimum level, which should occur in the third quarter of 1994, the Company believes that its sales to distributors will approximate distributor sales to hospitals.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales in the 1994 second quarter were reduced by approximately $8 million representing the initial effect of adopting a new returned goods policy with effect from July 1, 1994. Previously, the Company's returned goods policy did not grant credits for product returns, and the new policy grants full credit to direct customers for certain products returned within one year of initial shipment and a partial credit for certain products returned up to four years after initial shipment. The establishment of a reserve, as a result of the adoption of this new returned goods policy, for estimated product returns relating to sales made prior to July 1, 1994 reduced second quarter sales by approximately $8 million and increased inventories and reduced cost of products sold by approximately $4 million. The aforementioned negative effect on net sales and gross profit was partially offset by a $4 million adjustment of sales reserves.

The Company continues to be affected by intense competition, and by ongoing changes in the health care industry which impact hospital purchasing decisions. The rate of acceptance of newer procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures.

The following table analyzes the increase (decrease) in sales in the second quarter and first half of 1994 compared with the corresponding periods in 1993:

                                                                               Three Months Ended         Six Months Ended
                       In thousands                                              June 30, 1994             June 30, 1994
                       ------------                                        -------------------------   ---------------------
                       Composition of Sales Increase (Decrease):
                          Sales volume increases (decreases)                           $13,500                 $(77,800)
                          Net price changes                                             (5,200)                  (8,000)
                          Effects of changes in foreign
                            currency exchange rates                                     (5,100)                 (11,300)
                                                                                        ------                  -------

                              Sales Increase (Decrease)                                $ 3,200                 $(97,100)
                                                                                        ======                  =======

The net price change component of the sales changes reflects the net effect of selling price discounts granted to hospitals and just-in-time distributors, partially offset by price list increases effective January 1, 1994. Sales volume decreases in the first half of 1994 accounted for 80% of the total sales decrease from the corresponding period in 1993. The effects of changes in foreign currency exchange rates in the first half of 1994 compared to the corresponding periods in 1993 contributed to 12% of the total sales decrease.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Gross margin from operations (sales less cost of products sold divided by sales) was 49% in the second quarter and first half of 1994, compared with 48% and 53% in the corresponding periods in 1993. Although the Company implemented its restructuring plans in the first quarter of 1994, the major benefits of the cost reduction measures adopted by the Company did not start being realized until the second quarter of 1994, which resulted in improved gross margins in the second quarter of 1994. Changes in foreign currency exchange rates from those existing in 1993 did not have a material effect on the cost of products sold in 1994.

The Company's expenditures for research and development in the second quarter and first half of 1994 decreased by 35% and 31%, respectively, compared to the corresponding periods in 1993, reflecting the impact of a program initiated in the second half of 1993 to reduce the number of products being developed by eliminating those new products which do not reduce the cost of surgery and would not produce high incremental profits. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 4% - 5% of annual sales.

Selling, administrative and general expenses expressed as a percentage of sales decreased to 39% in the second quarter and 41% in the first half of 1994, compared with 53% and 43%, respectively, in the comparable 1993 periods. The Company began to realize the major cost saving benefits from its restructuring program in the form of reduced selling, administrative and general expenses as a percentage of sales in the second quarter of 1994. Changes in foreign currency exchange rates from those existing in the first half of 1993 had an immaterial effect on reported selling, administrative and general expenses in the 1994 first half.

The tax provision for the second quarter and first half of 1994 relates primarily to foreign taxes including taxes in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The Company's effective income tax rate in the second quarter and first half of 1993 was 27% reflecting the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code.

                                                                       Form 10-Q
                                                                   June 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



FINANCIAL CONDITION
The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable requirements. Following the successful issuance of $200 million of convertible preferred stock in March 1994, the Company entered into a new syndicated credit agreement in June 1994 which replaced its revolving credit and term loan agreements with various banks. The new agreement provided for the repayment of outstanding bank indebtedness, extended the present maturities and reduced the size of the bank credit facility from $675 million to $400 million. The new credit agreement matures in January 1997 and provides for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt and requires the maintenance of certain minimum levels of tangible net worth and fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. Under the most restrictive covenants, the Company must maintain certain levels of tangible net worth and fixed charge coverage ratios and its debt to total capitalization ratio may not exceed a stipulated level. The Company is in full compliance with all of the financial covenants associated with its various financing agreements.

The Company's building programs have been essentially completed, which will enable the Company to reduce its capital spending by more than 50% in 1994 compared to 1993 levels. Additions to property, plant, and equipment on the accrual basis totaled $36 million ($30 million on a cash basis) in the first half of 1994, compared with $117 million on the accrual basis ($130 million on a cash basis) in the corresponding period in 1993, and consist primarily of additions to machinery and equipment ($18 million), molds and dies ($8 million) and land and buildings ($9 million).

The increase in cash and cash equivalents and the reduction of long-term debt at June 30, 1994 in comparison to the prior year-end is primarily attributable to the receipt of the net proceeds ($192 million) from the issuance of the Company's preferred stock (liquidation value $200 million) and the generation of positive cash flow from operations. The reduction in total inventories ($28 million) from the prior year-end levels resulted primarily from improved utilization and management of raw materials in the Company's production process.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of June 30, 1994 the Company had approximately $32 million of such contracts outstanding that will mature at various dates through August 31, 1994. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's economic hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations.

                                                                       Form 10-Q
                                                                   June 30, 1994

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          A. In the pending actions brought as derivative actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), on June 1, 1994, the Delaware Chancery Court, issued an opinion withholding approval of a proposed settlement of the claims asserted in the action pending further development of the record. The Court decided that it was satisfied that the claims of excessive compensation were adequately investigated and reasonably settled, but that it was unable to evaluate the overall reasonableness of the proposed settlement pending further investigation by the plaintiff in connection with insider trading charges. The defendants have agreed to a settlement of the claims asserted in these actions, subject to Court approval, notwithstanding defenses believed to be meritorious. The Company believes that the ultimate outcome of these actions should not have a materially adverse effect on the Company's consolidated financial statements.

          B. In the action filed in February 1994 by Ethicon Endo-Surgery, (see Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994), alleging infringement by the Company of a single patent for a safety lockout mechanism on a linear cutter/stapler, on June 7, 1994, the United States District Court for the Southern District of Ohio denied Ethicon Endo-Surgery's request for a preliminary injunction. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint and valid counterclaims against the plaintiffs.

          C. Referring to the Company's action against Origin Medsystems, Inc. ("Origin"), based on alleged infringement of a patent for a retracting tip trocar and alleged misappropriation of proprietary information (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), the defendant Origin, on June 13, 1994, requested reexamination by the United States Patent Office of the Company's patent. A decision as to whether the Patent Office will reexamine the patent is expected in 1994. The Company's preliminary injunction issued by the United States District Court for the Northern District of California against the defendants, removing Origin's infringing trocars from the market, remains in effect and no trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants.

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

                                                                       Form 10-Q
                                                                   June 30, 1994

Item 2.   Changes in Securities
          Pursuant to the Company's new $400 million credit agreement, the Company is prohibited from declaring dividends on its common stock if the Company were in default of the covenants of the agreement. In addition, the Company is prohibited from declaring dividends on its common stock in excess of $1,250,000 per quarter, subject to adjustment for changes in the number of shares outstanding, until it achieves an investment grade status as defined.

Item 4.   Submission of Matters to a Vote of Security Holders
          At the annual meeting of stockholders held on May 18, 1994 the following members were elected to the Board of Directors:

                                                        Votes For                   Votes Withheld
                                                        ---------                   --------------

          John A. Bogardus, Jr.                        47,707,626                      1,481,769
          Thomas R. Bremer                             47,695,920                      1,493,475
          Leon C. Hirsch                               47,312,013                      1,877,382
          Turi Josefsen                                47,420,497                      1,768,898
          Douglas L. King                              47,747,341                      1,442,054
          Zanvyl Krieger                               47,572,748                      1,616,647
          Bruce S. Lustman                             47,588,429                      1,600,966
          William F. May                               47,613,475                      1,575,920
          Marianne Scipione                            47,659,523                      1,529,872
          Douglas Tansill                              47,769,362                      1,420,033

          There were no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibit
               (4a) $400 Million Credit Agreement
               (11) Statement Regarding Computation of Per Share Earnings.
          b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1994.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED STATES SURGICAL CORPORATION
                                                 Registrant


                                    By:      /s/ Howard M. Rosenkrantz
                                         ------------------------------------
                                                 Howard M. Rosenkrantz
                                           Senior Vice President, Finance and
                                                Chief Financial Officer

Dated: July 26, 1994

                                                                       Form 10-Q
                                                                   June 30, 1994

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.
- - -----------
   (4a)        $400 Million Credit Agreement

   (11)        Statement Regarding Computation of Per Share Earnings.