Form 10-Q
period 1994-09-30
UNITED STATES SURGICAL CORP
filed 1994-10-25
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                      OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM                TO
                                             --------------   ---------------

                          COMMISSION FILE NO. 1-9776


                      UNITED STATES SURGICAL CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                13-2518270
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


                 150 GLOVER AVENUE, NORWALK, CONNECTICUT  06856
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
                                                        YES  X    NO
                                                            ----     ----
Number of shares of Common Stock,
  par value $.10 per share,
  outstanding at September 30, 1994                          56,769,623 Shares

                                                                       Form 10-Q
                                                              September 30, 1994




              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I--FINANCIAL INFORMATION                                                                               Page
                                                                                                            ----
Financial Statements:

    Consolidated Balance Sheets at September 30, 1994 (Unaudited) and
      December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

    Consolidated Statements of Operations (Unaudited) for the Nine Months
      and Three Months Ended September 30, 1994 and 1993    . . . . . . . . . . . . . . . . . . . .           4

    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
      for the Nine Months Ended September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . .           5

    Consolidated Statements of Cash Flows (Unaudited) for the Nine
      Months Ended September 30, 1994 and 1993    . . . . . . . . . . . . . . . . . . . . . . . . .           6

    Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . .           7

    Review by Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

    Independent Accountants' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

    Management's Discussion and Analysis of Interim Financial
      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

PART II--OTHER INFORMATION

    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

    Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      December 31,
In thousands, except share data                                                 1994                1993
- - - ------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                                    $     10,500   $          900
  Receivables, less allowance
    ($6,400 -September 30, 1994; $5,000-December 31, 1993)                          204,200          197,900
  Inventories:
    Finished goods                                                                  102,200          113,000
    Work in process                                                                  30,800           36,900
    Raw materials                                                                    43,500           62,300
                                                                                  ---------        ---------
                                                                                    176,500          212,200
  Other current assets                                                               49,900           53,800
                                                                                  ---------        ---------
      Total Current Assets                                                          441,100          464,800
                                                                                  ---------        ---------

Property, Plant, and Equipment at cost:                                             757,200          752,100
Less: Allowance for depreciation and amortization                                  (198,300)        (159,900)
                                                                                  ---------        ---------
                                                                                    558,900          592,200
                                                                                  ---------        ---------

Other assets (net)                                                                  121,500          113,500
                                                                                  ---------        ---------

      Total Assets                                                               $1,121,500       $1,170,500
                                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $   36,200       $   50,200
  Accrued liabilities                                                               117,500          137,500
  Income taxes payable                                                               34,200           28,800
                                                                                  ---------        ---------
      Total Current Liabilities                                                     187,900          216,500

Long-Term Debt                                                                      260,900          505,300

Deferred Income Taxes                                                                11,000            4,800

Stockholders' Equity:
  Preferred Stock $5.00 par value, authorized 2,000,000 shares;
    9.76% Series A cumulative convertible, 177,400 shares
    issued and outstanding (liquidation value - $200 million)                           900
  Additional paid-in capital - preferred stock                                      190,700
  Common stock $.10 par value, authorized 250,000,000 shares;
    issued, 64,906,676 at September 30, 1994 and 64,402,144 at
    December 31, 1993                                                                 6,500            6,400
  Additional paid-in capital - common stock                                         378,600          371,700
  Retained earnings                                                                 178,200          178,300
  Treasury stock at cost; 8,137,053 shares at
    September 30, 1994 and 8,144,386 shares
    at December 31, 1993                                                            (86,700)         (86,700)
  Other                                                                              (6,500)         (25,800)
                                                                                  ---------        ---------
                                                                                    661,700          443,900
                                                                                  ---------        ---------

  Total Liabilities and Stockholders' Equity                                     $1,121,500       $1,170,500
                                                                                  =========        =========

                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                    Nine Months Ended                 Three Months Ended
                                                       September 30,                      September 30,
                                                  ---------------------------       -------------------
In thousands, except per share data                 1994             1993             1994             1993
- - - -----------------------------------------------------------------------------------------------------------

Net sales                                          $692,200         $792,800         $234,200         $237,700
                                                    -------          -------          -------          -------

Costs and expenses:
  Cost of products sold                             350,000          379,500          115,200          120,900
  Research and development                           28,000           41,900            8,000           12,900
  Selling, administrative and general               275,800          344,900           89,300          104,300
  Interest                                           14,600           12,500            4,300            4,800
  Restructuring charges                                                8,000                             8,000
                                                    -------          -------          -------          -------
    Total costs and expenses                        668,400          786,800          216,800          250,900
                                                    -------          -------          -------          -------

Income (loss) before income taxes                    23,800            6,000           17,400          (13,200)

Income taxes                                         10,500            6,300            4,200            1,100
                                                    -------           -------          -------          -------

Net income (loss)                                    13,300             (300)          13,200          (14,300)

Preferred stock dividends                            10,000                             4,900
                                                    -------           -------          -------          -------

Net income (loss) applicable to
  common stock                                     $  3,300         $   (300)        $  8,300         $(14,300)
                                                    =======          =======          =======          =======

Average number of common shares
  outstanding                                        56,500           55,900           56,700           56,000
                                                    =======          =======          =======          =======

Net income (loss) per common share
  (primary and fully diluted)                          $.06            $(.01)            $.15            $(.26)
                                                        ===             ====              ===             ====

Dividends declared per common share                    $.06            $.225             $.02            $.075
                                                        ===             ====              ===             ====


                See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries                 Form 10-Q
Consolidated Statements of Changes in                     (September 30, 1994
  Stockholders' Equity (Unaudited)
For the nine months ended September 30, 1994 and 1993


                                                                       Additional                Additional
                                                                         Paid-in                   Paid-in
Dollars in thousands,                                     Preferred     Capital -      Common     Capital -   Retained
except share data                                           Stock       Preferred       Stock      Common     Earnings
- - - ------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . .                                    $6,400     $345,200    $330,700
Common stock issued to
  employees-net (502,433 shares)  . . . . . . . . .                                                 10,000
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109 . . . . . . . . . . . . . . .                                                 14,400
Payment received on installment receivables . . . .
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .
Common stock dividends declared ($.225 per share) .                                                            (12,600)
Net loss  . . . . . . . . . . . . . . . . . . . . .                                                               (300)
                                                                                        -----      -------     -------
BALANCE AT SEPTEMBER 30, 1993 . . . . . . . . . . .                                    $6,400     $369,600    $317,800
                                                                                        =====      =======     =======


BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . .                                    $6,400     $371,700    $178,300
Issuance of preferred stock (177,400 shares)  . . .          $900        $190,700
Common stock issued to
  employees-net (511,475 shares)  . . . . . . . . .                                       100        6,900
Payment received on installment receivables . . . .
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .
Preferred stock dividends . . . . . . . . . . . . .                                                            (10,000)
Common stock dividends declared ($.06 per share)  .                                                             (3,400)
Net income  . . . . . . . . . . . . . . . . . . . .                                                             13,300
                                                              ---         -------       -----      -------     -------
 BALANCE AT SEPTEMBER 30, 1994  . . . . . . . . . .          $900        $190,700      $6,500     $378,600    $178,200
                                                              ===         =======       =====      =======     =======

                                                                     Installment
                                                    Accumulated      Receivables
Dollars in thousands,                              Translation       from Sale of     Treasury
except share data                                   Adjustments      Common Stock      Stock       Total
- - - --------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993  . . . . . . . . . . . .   $     400          $(6,000)    $(86,700)    $590,000
Common stock issued to
  employees-net (502,433 shares)  . . . . . . . . .                                                 10,000
Income tax benefit from stock
  options exercised, recognized upon
  adoption of FAS 109 . . . . . . . . . . . . . . .                                                 14,400
Payment received on installment receivables . . . .                          600                       600
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .     (18,000)                                   (18,000)
Common stock dividends declared ($.225 per share)                                                  (12,600)
Net loss  . . . . . . . . . . . . . . . . . . . . .                                                   (300)
                                                        -------           ------      -------      -------
BALANCE AT SEPTEMBER 30, 1993 . . . . . . . . . . .    $(17,600)         $(5,400)    $(86,700)    $584,100
                                                        =======           ======      =======      =======


BALANCE AT JANUARY 1, 1994  . . . . . . . . . . . .    $(20,400)         $(5,400)    $(86,700)    $443,900
Issuance of preferred stock (177,400 shares)  . . .                                                191,600
Common stock issued to
  employees-net (511,475 shares)  . . . . . . . . .                                                  7,000
Payment received on installment receivables . . . .                        5,400                     5,400
Aggregate adjustment resulting
  from the translation of foreign
  financial statements  . . . . . . . . . . . . . .      13,900                                     13,900
Preferred stock dividends . . . . . . . . . . . . .                                                (10,000)
Common stock dividends declared ($.06 per share)                                                    (3,400)
Net income  . . . . . . . . . . . . . . . . . . . .                                                 13,300
                                                        -------          -------      -------      -------
 BALANCE AT SEPTEMBER 30, 1994  . . . . . . . . . .    $ (6,500)        $            $(86,700)    $661,700
                                                        =======          =======      =======      ========



                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 ------------------------------
In thousands                                                                     1994               1993
- - - ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                $   694,900        $   872,200
  Cash paid to vendors, suppliers and employees                                  (571,500)          (727,800)
  Interest paid                                                                   (20,100)           (12,400)
  Income taxes paid                                                               (10,300)           (10,400)
                                                                              -----------        -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                    93,000            121,600
                                                                              -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                     (40,800)          (183,700)
  Other assets                                                                     15,100            (20,000)
                                                                              -----------         ----------
      NET CASH USED IN INVESTING ACTIVITIES                                       (25,700)          (203,700)
                                                                              ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                                     3,030,700          1,909,500
  Long-term debt repayments                                                    (3,286,200)        (1,820,700)
  Issuance of preferred stock, net                                                191,600
  Common stock issued from stock plans                                             12,400             10,600
  Dividends paid                                                                   (8,500)           (12,600)
                                                                              -----------         ----------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (60,000)            86,800
                                                                              -----------         ----------

Effect of exchange rate changes                                                     2,300             (2,100)
                                                                              -----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           9,600              2,600
Cash and cash equivalents, beginning of period                                        900              2,500
                                                                              -----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     10,500        $     5,100
                                                                              ===========         ==========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                            $     13,300        $      (300)
                                                                              -----------         ----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                  66,900             57,500
    Adjustment of property, plant, and equipment reserves                          15,200             16,000
    Receivables -- decrease                                                         4,100             80,500
    Inventories -- decrease/(increase)                                              6,400            (65,600)
    Adjustment of inventory reserves                                               30,800             26,100
    Accounts payable and accrued liabilities--(decrease)/increase                 (43,100)            13,600
    Income taxes payable and deferred -- (decrease)                                (2,000)           (18,400)
    Income tax benefit from stock options exercised                                                   14,400
    Other adjustments -- net                                                        1,400             (2,200)
                                                                              -----------         ----------
         Total adjustments                                                         79,700            121,900
                                                                              -----------         ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $     93,000        $   121,600
                                                                              ===========         ==========

                See Notes to Consolidated Financial Statements.

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.    GENERAL

      The accompanying unaudited consolidated financial statements for the nine-month and three-month periods ended September 30, 1994 and 1993 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the nine-month and three-month periods ended September 30, 1994 and 1993 have been reflected. All such adjustments are of a normal recurring nature except for amounts identified as "Restructuring Charges". It is suggested that the September 30, 1994 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.    INCOME TAXES

      The 1994 and 1993 tax provisions relate primarily to foreign taxes including taxes related to the Company's operations in Puerto Rico. The 1993 tax provisions were a result of the Company incurring net operating losses in certain tax jurisdictions for which it was not able to recognize corresponding tax benefits. The 1994 tax provisions reflect the tax benefit of operations in Puerto Rico and the utilization of the tax benefit of certain net operating loss carryforwards which were not previously usable.

      The Internal Revenue Service is presently examining the Company's income tax returns for the period 1984 to 1990, and it has proposed adjustments to increase the Company's tax liability for certain of these years. Based upon advice of tax counsel, the Company believes that it has substantial support for its filing positions and does not believe that the results of the tax audit will have a material adverse effect on the financial statements of the Company but may reduce the availability of fully reserved carryforward tax losses and tax credits.

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The September 30, 1994 and 1993 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1993 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                              September 30, 1994


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of September 30, 1994, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 1994 and 1993 and the consolidated statements of changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994 (except for Notes H, K and L as to which the date was March 28, 1994), we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP



STAMFORD, CONNECTICUT
OCTOBER 25, 1994

                                                                       Form 10-Q
                                                              September 30, 1994

                       UNITED STATES SURGICAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the third quarter of 1994, the Company attained sales of $234 million compared with sales of $238 million in the third quarter of 1993. In the first nine months of 1994, the Company achieved sales of $692 million compared with sales of $793 million in the first nine months of 1993. Sales decreased 1% in the third quarter and 13% in the first nine months of 1994 in comparison to the corresponding 1993 periods.

In the third quarter of 1994, the Company reported net income of $13 million or $.15 per common share (after preferred stock dividends of $5 million) compared with a net loss of $14 million or $.26 per common share in the third quarter of 1993. In the first nine months of 1994, the Company reported net income of $13 million or $.06 per common share (after preferred stock dividends of $10 million) compared with a net loss of $.3 million or $.01 per common share in the first nine months of 1993. The effects of changes in foreign currency exchange rates on net income were immaterial to the results of operations of the three and nine month periods in 1994 compared with the corresponding periods in 1993.

The Company's restructuring plans and other cost saving measures are expected to reduce its operating and fixed manufacturing costs by approximately $150 million on an annualized basis. The cost cutting programs implemented in 1993 and 1994 included the reduction of the Company's workforce by approximately 2,400 employees or 29% since September 1993 and a consolidation and an anticipated divestiture of certain owned and leased real estate. As a result of the restructuring and cost savings measures adopted, compensation related expenses were approximately $17 million and $51 million lower in the three and nine month periods ended September 30, 1994, respectively, in comparison to the corresponding periods in 1993.

The reduction in sales in the first nine months of 1994 to $692 million compared to the corresponding period in 1993 was significantly affected by initial distributor stocking programs in early 1993, which were not repeated in 1994. These distributor inventory purchases were made in connection with the implementation of the Company's Just-In-Time (JIT) domestic hospital distribution program during the first quarter of 1993. The initial stocking of JIT distributors precipitated an inventory reduction period during which the hospitals formerly supplied directly by the Company worked their inventories down and distributors adjusted their own inventories. The Company believes that inventories at JIT distributors at the end of the 1994 third quarter are down significantly, because distributor sales to hospitals during the preceding nine months significantly exceeded distributor purchases from the Company. The Company believes that distributor inventories will reach optimum levels during the fourth quarter of 1994, and its sales to distributors for hospitals currently in a JIT program will approximate distributor sales to hospitals during 1995. Company sales were also affected by competition during the period and by uncertainties related to health care reform and other trends toward cost containment in the health care industry.

The Company continues to be affected by intense competition, and by ongoing changes in the health care industry which impact hospital purchasing decisions. The rate of acceptance of newer procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures.

                                                                       Form 10-Q
                                                              September 30, 1994

                       UNITED STATES SURGICAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales in the first nine months of 1994 were reduced by approximately $6 million representing the effect of adopting a new returned goods policy which was effective July 1, 1994. Previously, the Company did not grant credits for product returns; the new policy grants full credit to direct customers for certain products returned up to one year after initial shipment and a partial credit for certain products returned up to four years after initial shipment. The initial establishment of this reserve reduced second quarter sales by approximately $8 million, partially offset by a $4 million adjustment of other sales reserves in the second quarter of 1994. The returned goods reserve was reduced from $8 million to $6 million in the third quarter of 1994 based upon lower than estimated product returns. The adjustment of the other sales reserves in the first and third quarters of 1994 was immaterial.

The following table analyzes the decrease in sales in the third quarter and first nine months of 1994 compared with the corresponding periods in 1993:

                                                    Three Months Ended               Nine Months Ended
      In thousands                                   September 30, 1994               September 30, 1994
      ------------                                 ----------------------         --------------------------
      Composition of Sales Decrease:
          Sales volume increases (decreases)             $   4,200                         $(73,600)
          Net price changes                                (10,900)                         (18,900)
          Effects of changes in foreign
           currency exchange rates                           3,200                           (8,100)
                                                          --------                         --------

              Sales Decrease                             $  (3,500)                       $(100,600)
                                                          ========                          =======


Sales volume decreases in the first nine months of 1994 accounted for 73% of the total sales decrease compared with the corresponding period in 1993. The net price change component of the sales decrease, which accounted for approximately 19% of the total sales decrease for the nine months of 1994 in comparison to the corresponding 1993 period, reflects the net effect of selling price discounts granted to hospitals and just-in-time distributors, partially offset by price list increases effective January 1, 1994. The effects of changes in foreign currency exchange rates during the first nine months of 1994 contributed to 8% of the total sales decrease compared with the corresponding period in 1993.

Gross margin from operations (sales less cost of products sold divided by sales) was 51% in the third quarter and 49% in the first nine months of 1994, compared with 49% and 52% in the corresponding periods in 1993. Although the Company implemented the majority of its restructuring plans during the fourth quarter of 1993 and in the first quarter of 1994, the major benefits of the cost reduction measures adopted by the Company did not start being realized until the second quarter of 1994, which resulted in improved gross margins in the second and third quarters of 1994. Changes in foreign currency exchange rates from those existing in 1993 did not have a material effect on the cost of products sold in 1994.

                                                                       Form 10-Q
                                                              September 30, 1994

                       UNITED STATES SURGICAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's expenditures for research and development in the third quarter and first nine months of 1994 decreased by 38% and 33%, respectively, compared to the corresponding periods in 1993, reflecting the impact of a program initiated in the second half of 1993 to increase efficiency and reduce the costs connected with pilot development of new products which are classified as research and development. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 3% - 5% of annual sales.

Selling, administrative and general expenses expressed as a percentage of sales decreased to 38% in the third quarter and 40% in the first nine months of 1994, compared with 44% in the corresponding 1993 periods. The Company began to realize the major cost saving benefits from its restructuring program in the form of reduced selling, administrative and general expenses as a percentage of sales in the second quarter of 1994. Changes in foreign currency exchange rates from those existing in 1993 did not have a material effect on reported selling, administrative and general expenses in 1994.

The tax provisions for the third quarter and first nine months of 1994 and 1993 relate primarily to foreign taxes including taxes in Puerto Rico. The 1993 tax provisions are a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The Company's tax provisions in 1994 reflect the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code and the tax benefit of certain net operating loss carryforwards which were not previously usable. The Internal Revenue Service is presently examining the Company's income tax returns for the period 1984 to 1990 and it has proposed adjustments to increase the Company's tax liability for certain of these years. Based upon advice of tax counsel, the Company believes that it has substantial support for its filing positions and does not believe that the results of the tax audit will have a material adverse effect on the financial statements of the Company but may reduce the availability of fully reserved carryforward tax losses and tax credits.

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable requirements. Following the successful issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were utilized to reduce bank debt, the Company entered into a new syndicated credit agreement in June 1994 which replaced its revolving credit and term loan agreements with various banks and reduced the size of the credit facility from $675 million to $400 million. The new credit agreement matures in January 1997 and provides for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt and requires the maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratio and a maximum ratio of total debt to total capitalization, as defined. Under the most restrictive covenants, the Company must maintain certain levels of tangible net worth and fixed charge coverage ratios and its debt to total capitalization ratio may not exceed a certain stipulated level. The Company is in full compliance with all of the covenants associated with its various financing agreements.

                                                                       Form 10-Q
                                                              September 30, 1994

                       UNITED STATES SURGICAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's building programs have been essentially completed, which should enable the Company to reduce its capital spending by more than 75% in 1994 compared to 1993 levels. Additions to property, plant, and equipment on the accrual basis totaled $53 million ($41 million on a cash basis) in the first nine months of 1994, compared with $161 million on the accrual basis ($184 million on a cash basis) in the corresponding period in 1993, and consist primarily of additions to machinery and equipment ($31 million), molds and dies ($11 million), land and buildings ($9 million) and leasehold improvements ($2 million).

The increase in cash and cash equivalents and the reduction of long-term debt at September 30, 1994 in comparison to the prior year- end is primarily attributable to the receipt of the net proceeds ($192 million) from the issuance of the Company's preferred stock (liquidation value $200 million) and the generation of positive cash flow from operations. The reduction in inventories ($36 million) from the prior year-end level resulted primarily from improved utilization and management of raw materials in the Company's production process. The reduction in accrued liabilities ($20 million) from the prior year-end level was primarily attributable to 1994 severance payments accrued for in 1993 as a component of the restructuring charges. Such payments are being made over a period of up to twelve months.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of September 30, 1994 the Company had approximately $36 million of such contracts outstanding that will mature at various dates through November 30, 1994. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's economic hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations.

                                                                       Form 10-Q
                                                              September 30, 1994

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A. Referring to the Company's action against Origin Medsystems, Inc. ("Origin") (see Item 1 of Part II of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994), the United States Patent Office, upon Origin's request, agreed to reexamine one of the Company's patents on its PREMIUM SURGIPORT* retracting tip trocar. The reexamination will not apply to other patents held by the Company on the PREMIUM SURGIPORT* trocar, or to patents on other trocars sold by the Company, including the SURGIPORT* trocar and the newer VISIPORT* trocar. The preliminary injunction issued by the United States District Court for the Northern District of California in favor of the Company, removing Origin's trocars from the market was based on patent infringement and on interference with the Company's business relationships, and remains in effect and no trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants.

B. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims. The Company believes it is adequately insured in all material respects against the product liability claims. The Company is also involved in various other cases. In the opinion of management, based on advice of counsel, the Company has meritorious defenses and valid cross-claims in these actions.

                                     * * *

In the opinion of management, based on the advice of counsel, the ultimate outcomes of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                              September 30, 1994

Item 6.      Exhibits and Reports on Form 8-K
             a.  Exhibit
                 (11) Statement Regarding Computation of Per Share Earnings.
             b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended
                 September 30, 1994.


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

                                    UNITED STATES SURGICAL CORPORATION
                                    ----------------------------------
                                              Registrant


                                    By:
                                        -----------------------------------
                                               Howard M. Rosenkrantz
                                         Senior Vice President, Finance and
                                               Chief Financial Officer

Dated: October 25, 1994

                                EXHIBIT INDEX



Exhibit No.          Description
- - - -----------          ------------

     11              Statement Regarding Computation of Per Share Earnings.

     27              Financial Data Schedule