Form 10-K405
period 1994-12-31
UNITED STATES SURGICAL CORP
filed 1995-02-08
CIK 101788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994  OR

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO____________________

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


          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
         -------------------                           ------------------------
    Common Stock, $.10 par value                       New York Stock Exchange

    Depositary Shares, representing
    one-fiftieth interests in Series A
    Convertible Preferred Stock,
    $5 par value                                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

    The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sales price for Common Stock of $19 and for Depositary Shares of $23 on December 31, 1994 and, for purposes of this computation only, the assumption that all directors and officers of the registrant are affiliates) was approximately $1.2 billion.

    The number of outstanding shares of Common Stock, $.10 par value, of the registrant was 56,836,139 shares on December 31, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                   Portions of the Definitive Proxy Statement
         for the 1995 Annual Meeting of Stockholders of the Registrant
        Incorporated By Reference Into Part III, Items 10, 11, 12 and 13

                       UNITED STATES SURGICAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                     INDEX




                                                              PART I
ITEM                                                                                                                   PAGE
- ----                                                                                                                   ----
  1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
  2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
  3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
  4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
         Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17


                                                              PART II

  5.     Market for Registrant's Common Stock and Related
           Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
  6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
  7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
  8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . . . . . . . . .    26


                                                             PART III

10.      Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
11.      Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
12.      Security Ownership of Certain Beneficial Owners and
           Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
13.      Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27


                                                              PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
         Index to Consolidated Financial Statements
           and Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

                                     PART I

ITEM 1.  BUSINESS.

NATURE OF BUSINESS

      United States Surgical Corporation (the Company) is a Delaware corporation primarily engaged in developing, manufacturing and marketing a proprietary line of technologically advanced surgical wound management products to hospitals throughout the world. The Company currently operates domestically and internationally through subsidiaries, divisions and distributors. Except where the context otherwise requires, the term Company includes the Company's divisions and subsidiaries.

      The market that the Company services continues to be adversely affected by cost consciousness on the part of health care providers and payors and to experience slower growth rates created by efforts to reduce costs and by uncertainties connected with industry-led and government sponsored health care reform proposals. The Company believes, however, that in any scenario that results from evolution of the domestic health care system, its products offer a significant opportunity for reducing costs for the total health care system while providing considerable advantages for the patient. The Company has also been impacted negatively by aggressive pricing by competition. The Company continues to innovate and develop new products that provide better patient care and an effective means of reducing hospital costs.

      To respond to these business conditions, the Company has expanded its marketing efforts to meet the needs of hospital management through cost effective pricing programs, by assisting hospitals in implementing more efficient surgical practices, and by demonstrating the favorable economics associated with the use of the Company's products. In addition, the Company took steps during 1993 and 1994 to significantly reduce its own cost of doing business in order to strengthen its competitive position.

      The Company is the leading manufacturer and marketer of innovative mechanical products for the wound closure market. In this category, principal products consist of a series of surgical stapling instruments (both disposable and reusable), disposable surgical clip appliers and disposable loading units
(DLUs) for use with stapling instruments. The instruments are an alternative to manual suturing techniques utilizing needle/suture combinations and enable surgeons to reduce blood loss, tissue trauma and operating time while joining internal tissue, reconstructing or sealing off organs, removing diseased tissue, occluding blood vessels and closing skin, either with titanium, stainless steel, or absorbable POLYSORB copolymer staples or with titanium, stainless steel, or absorbable POLYSURGICLIP copolymer clips. Surgical stapling also makes possible several surgical procedures which cannot be achieved with surgical needles and suturing materials. The disposable instruments and DLUs are expended after a single use or, in the case of reloadable disposable instruments, after a single surgical procedure.

      The Company is the leading manufacturer and marketer of specialized wound management products designed for use in the rapidly growing field of minimally invasive surgery. This surgical technique (also referred to as minimally invasive or laparoscopic surgery) requires incisions of up to one half inch through which various procedures are performed using laparoscopic instruments and optical devices, known as laparoscopes, for viewing inside the body cavity. Laparoscopy generally





- ------------------------------
Trademarks of United States Surgical Corporation are in italicized capital letters.

provides patients with significant reductions in post-operative hospital stay, pain, recuperative time and hospital costs, improved cosmetic results, and the ability to return to work and normal life in a shorter time frame. The Company has developed and markets disposable surgical clip appliers and stapling instruments designed for laparoscopic uses in a variety of sizes and configurations. The Company's products in this area also include trocars, which provide entry ports to the body in laparoscopic surgery, and a line of instruments which allows the surgeon to see, cut, clamp, retract or otherwise manipulate tissue during a laparoscopic procedure. The Company also designs and markets laparoscopes. Applications for minimally invasive surgery currently include cholecystectomy (gall bladder removal), hysterectomy, hernia repair, anti-reflux procedures for correction of heartburn, and various forms of bowel, stomach, gynecologic, urologic, and thoracic (chest) surgery.

      Disposable instruments reduce the user's capital investment, eliminate the risks and costs associated with maintenance, sterilizing and repair of reusable instruments, and provide the surgeon with a new sterile instrument for each procedure, offering more efficacious and safer practice for both patients and operating room personnel.

      In 1994, the Company continued to expand manufacturing and marketing of its line of suture products, which was introduced in 1991. The Company believes that sutures, which represent a major portion of the wound closure market, are a natural complement to its other wound management products. This market is currently dominated by other manufacturers, however, the Company expects continuing growth in its market share as a result of offering technologically advanced suture products.

PRODUCT CONTRIBUTION

      The Company's current products constitute a single business segment. Surgical wound management products accounted for substantially all of the Company's net sales and profits in each of the years ended December 31, 1994, 1993 and 1992.

AUTO SUTURE Stapling Products and Clip Appliers

      AUTO SUTURE stapling products consist of disposable single-use, and disposable instruments and reusable stainless steel instruments that utilize and can be reloaded with disposable loading units (DLUs) containing surgical staples. The staples are made of titanium, stainless steel, or a proprietary absorbable copolymer. The Company markets both disposable instruments and reusable stainless steel instruments in a variety of sizes and configurations for use in various surgical applications. Although the Company predominately markets disposable staplers, the availability of both reusable and disposable staplers gives surgeons the opportunity of using either in accordance with their preference. The Company's stapling instruments have application in abdominal, thoracic, gynecologic, obstetric, urologic and other fields of surgery. Common uses of AUTO SUTURE staplers include closure and resection (the removal of tissue or organs), anastomosis (the surgical joining of hollow structures, as in organ reanastomosis), vessel occlusion, biopsies, skin and fascia closure and Cesarean section deliveries.

      The Company's MULTIFIRE and PREMIUM MULTIFIRE disposable staplers can be reloaded with DLUs for multiple use within the same surgical procedure. The MULTIFIRE and PREMIUM MULTIFIRE TA line of staplers are used for resection and creation of anastomosis; the MULTIFIRE GIA line of staplers staples and simultaneously transects tissue. These instruments are useful in a variety of procedures.

      The Company also markets a specialized line of advanced skin stapling instruments, including the MULTIFIRE VERSATACK stapler, the only stapler designed for open hernia repair, and which is also usable in a wide variety of other open procedures.

      The Company continued to enhance other existing products during 1994, including announcement of the PREMIUM PLUS CEEA, an improved version of its instrument designed for circular anastomoses. The PREMIUM PLUS CEEA instrument, expected to reach the market in early 1995, is easy to insert and remove from the lumen in bowel resections, while retaining the advantage of superior anastomotic security. The Company also offered a greater variety of sizes and features in many of its existing instruments.

      AUTO SUTURE clip applier instruments individually apply a sequence of titanium, stainless steel, or absorbable clips for ligation of blood vessels and other tubular body structures. They are offered in a variety of clip sizes for use in a broad range of surgical procedures. All clip appliers marketed by the Company are disposable instruments which provide the surgeon with a new, sterilized instrument for each procedure. The Company's LDS disposable staplers simultaneously ligate and divide tubular body structures.

      The materials used in the Company's POLYSORB absorbable staples and POLYSURGICLIP clips are proprietary copolymers developed and manufactured by the Company. The copolymers are radio transparent, facilitate postoperative diagnosis without X-ray or CAT scan interference, maintain significant strength during the critical postoperative period, and are totally absorbed during subsequent months. Among other applications, these absorbable staples are used in the Company's POLY GIA 75 stapler, which places four rows of absorbable staples and immediately cuts the tissue between the innermost staple lines. It is used in gynecologic and urologic surgical procedures.

      The Company believes that, where applicable, AUTO SUTURE staplers and clip appliers provide benefits to surgeons, patients and hospitals that are superior to manual suturing methods. Depending on the type of operation and instruments used, these benefits may include: shorter operating time resulting in less time under anesthesia; reduction in blood loss; reduction in tissue handling, which can result in reduced tissue trauma and edema; lowering of the incidence of postoperative infection; enhanced cosmetic results; and faster healing. These benefits reduce the overall medical cost of the operation by significantly reducing operating room time, postoperative care and anesthesiology services. The Company believes these benefits are advantageous to the total health care system.

AUTO SUTURE  Products for Minimally Invasive Surgery

      The Company provides a full line of products to serve the needs of the surgical community in performing minimally invasive surgery, including a number of proprietary products not offered by any other company.

      The Company markets a line of disposable trocars. The initial application of a trocar results in a sharp obturator tip or a cutting instrument within the trocar making a small opening in the abdominal wall or chest cavity. The obturator or cutting instrument is then removed, leaving the trocar sleeve in place to serve as an access tube through which a laparoscope and other surgical instruments may be inserted. Each disposable trocar is used in a single surgical procedure, assuring a sharp obturator point or cutting instrument for each application and eliminating the expense and risks of resharpening and resterilizing associated with reusable trocars. The Company's trocars are available in a wide range of sizes, some of which are offered with radiolucent sleeves to permit unobstructed X-rays.

      The SURGIPORT trocar, introduced in February 1987, was the first disposable trocar incorporating a safety shield, which enhances patient safety by reducing the chance of injuring organs during trocar insertion. The Company's PREMIUM SURGIPORT version of its disposable trocar, introduced in 1993, offers alternative safety features including a retractable obturator tip and a seal system incorporating an adaptor to accommodate a variety of instrument sizes. In 1994, the Company introduced the VERSAPORT trocar. This trocar features the unique VERSASEAL system, the first self-adjusting trocar seal accommodates 5mm to 12mm instrument sizes without the need for a converter. The VERSAPORT trocar reduces the costs, additional inventory, and operating room time associated with the use of converters, and provides surgeons with a better seal and reduced friction on instruments in laparoscopic procedures.

      In the latter part of 1994, the Company introduced the VISIPORT optical trocar, which allows a surgeon to visualize entry into the patient's body cavity. The VISIPORT trocar consists of a transparent blunt-domed obturator, housing a crescent shaped blade which, by means of a trigger, is extended and retracted. A laparoscope is incorporated into the shaft of the instrument for viewing through the obturator dome. This method of controlled blunt and sharp dissection with direct visualization of each tissue layer during penetration enhances surgeon control and maximizes safe entry into the patient cavity. The VISIPORT trocar can be used in additional PREMIUM SURGIPORT sleeves for secondary ports of entry to provide additional cost effectiveness.

      The Company introduced in 1994 the SURGISPIKE trocar (a lower priced trocar for secondary punctures), a cost effective device which provides the quality of the same seal system utilized in the Company's PREMIUM SURGIPORT trocar. The Company also markets its THORACOPORT line of trocars for use in thoracic surgery, including an electrically conductive version, and the BLUNTPORT II blunt tip trocar designed for open laparoscopic techniques.

      The Company offers various instruments for use in conjunction with its line of trocars. The PREMIUM SURGIPATCH and SURGIGRIP devices provide a method for anchoring the SURGIPORT, PREMIUM SURGIPORT or VERSAPORT trocars and facilitates adjustment of the trocar within the body cavity, the SEAL-UP II converter, which allows surgeons to convert SURGIPORT trocars to a smaller seal to accommodate 5mm instruments, improving the versatility of the instrument, and the SURGINEEDLE disposable pneumoperitoneum needle, which is used to provide insufflation prior to trocar insertion.

      The Company also introduced in 1994 the SURGIVIEW 0 degree 10 mm single-use laparoscope for visualization of the patient cavity. This device offers the increased safety and convenience of a single use device, as well as a convenient BLINK feature which allows the surgeon to cleanse the lens without removal from the patient's cavity, providing significant time savings in the operating room. The SURGIVIEW device offers a cost effective alternative to the considerable expense of purchasing and maintaining reusable laparoscopes.

      Since 1990, the Company has marketed the ENDO CLIP applier, the world's first disposable multiple clip applier designed for minimally invasive surgery. The Company introduced the second generation ENDO CLIP II instrument in 1993. Both automatic clip appliers are available with titanium clips in a range of sizes and can be used to ligate a variety of tissue structures and to perform dissection. Designed to be applied through the SURGIPORT, PREMIUM SURGIPORT, VERSAPORT, or VISIPORT trocars, the ENDO CLIP and ENDO CLIP II appliers have application in a variety of surgical procedures and have gained great acceptance for use in laparoscopic cholecystectomy, a procedure which has become the standard technique for removal of the gallbladder. The advent of these instruments revolutionized the way surgeons perform gallbladder surgery. As the result of numerous surgeon education and training programs presented under the Company's sponsorship or with its assistance, the Company believes that hundreds of thousands of patients have benefited from this technology.

      The Company markets a variety of instruments under the MULTIFIRE name designed for endoscopic application, including the MULTIFIRE ENDO GIA 30 instrument, the world's first stapler for endoscopic procedures, and the gas powered MULTIFIRE ENDO GIA 60 instrument. These instruments have expanded the scope of procedures which can be performed by a minimally invasive approach. Each of these devices, which are inserted through a SURGIPORT, PREMIUM SURGIPORT, VERSAPORT or VISIPORT trocar, places six rows of titanium staples and immediately cuts the tissue between the two centermost staple lines. Each may be reloaded with new DLUs several times during a single surgery. The Company offers DLUs for the instrument in different staple sizes to accommodate varying tissue thicknesses. The MULTIFIRE ENDO GIA 30 stapler is used in a variety of procedures, including appendectomies, laparoscopically assisted vaginal hysterectomies, and general, gynecologic and thoracic procedures. The MULTIFIRE ENDO GIA 60 stapler is designed for use in bowel procedures such as colectomies and interior resections and a variety of thoracic procedures.

      The Company also markets the MULTIFIRE ENDO TA 60, a non-cutting gas powered instrument with the same features as the MULTIFIRE ENDO GIA 60 instrument. This instrument places three rows of titanium staples and is designed for use in bowel procedures such as anastomotic closure and various stomach and thoracic procedures. The Company's MULTIFIRE ENDO TA 30 stapler, introduced in 1993, permits stapling in minimal access areas in a variety of gynecological, thoracic and colorectal procedures.

      The Company's SURGIWAND instrument is a high flow suction and irrigation device, incorporating an electrocautery tip, which is useful in many surgical
applications.   In 1994, the line was expanded with the introduction of the second generation version, the SURGIWAND II series, which is available without electrocautery capability. These instruments also offer laser capability.

      The Company markets a variety of fully disposable hand instruments designed especially for use in minimally invasive surgery which fit through the SURGIPORT, PREMIUM SURGIPORT, VERSAPORT or VISIPORT trocars, including its ENDO CLINCH clamp, ENDO SHEARS rotating scissors, ENDO GRASP graspers, ENDO DISSECT dissectors, ENDO BABCOCK clamps, and the ENDO VERSASHEAR scissors, designed for cutting through a diverse range of tissue thicknesses. The Company's advanced line of laparoscopic hand instruments includes the ENDO MINI SHEARS and the ENDO SCIZ instruments, which are designed for dissecting and cutting, the ENDO MINI RETRACT and the ENDO MAXI RETRACT 10 MM retractors, which are designed for retracting tissues and structures, such as liver, lung, stomach and bowel, the ENDO LUNG device, a specialized clamp with a ratchet mechanism designed for reduced tissue trauma for use in lung surgery, and the ENDO BOWEL clamp, an atraumatic clamp designed for use in bowel surgery. Longer and shorter versions of many of these instruments are offered for use in specialty applications (such as thoracic and pediatric surgery). The Company also markets the ROTICULATOR line of instruments which are versions of certain of its instruments with an articulating and rotating head that may be guided around curves of up to 80 degrees. In 1993, the Company introduced an enhanced version of its ENDO RETRACT instrument, the ENDO RETRACT II instrument, which permits enhanced maneuverability and precision in retraction of tissue by the inclusion of five fingers articulating from 0 degree to 45 degrees.

      The Company also introduced in 1993 the disposable ENDO CATCH pouch for insertion into the body cavity through the SURGIPORT, PREMIUM SURGIPORT, VERSAPORT or VISIPORT trocars for laparoscopic tissue removal through the trocar site. The ENDO CATCH II device, introduced in 1994, allows for removal of larger volumes of tissue.

      In 1994 the Company introduced the revolutionary ENDO STITCH instrument and associated DLUs. This device allows the surgeon to suture and tie knots laparoscopically by passing a proprietary needle with different types of the Company's proprietary suture material (POLYSORB, SURGIDAC, SOFSILK, and BRALON suture materials) attached between two jaws located at the end of an endoscopic shaft, quickly, accurately and easily in comparison with manual endoscopic suturing techniques. Manual techniques are time consuming and difficult to learn, and have inhibited conversion of certain procedures which require endoscopic suturing to the laparoscopic method.

      The Company markets a line of products for use in endoscopic suturing, including the SURGITIE ligating loop and the SURGIWIP ligature, which utilize a variety of suturing materials including SURGIGUT plain and chromic gut, POLYSORB synthetic absorbable, and SURGIDAC polyester. The ENDO CLOSE device, offered in 1994, facilitates the suture closure of trocar incision sites.

      Since 1991, the Company has marketed the ENDO HERNIA disposable surgical stapler, the world's first fully automated endoscopic instrument designed specifically for hernia repair, which features an articulating and rotating head. A reloadable version of this stapler was introduced in 1992, marketed as the MULTIFIRE ENDO HERNIA stapler. In 1993, the Company introduced the MULTIFIRE ENDO HERNIA 0 degree stapler, a non-articulating version of this product designed for procedures in which a surgeon desires to use greater force in applying staples, and the ENDO UNIVERSAL 65 degrees stapler which rotates and expands the range of articulation. The latter instrument is ideal for hernia repair and a variety of other procedures.

      During 1994, the Company entered a three year agreement with General Surgical Innovation, Inc. ("GSI") to sell the GSI Spacemaker (tm) balloon dissector for laparoscopic hernia procedures, combining the advantages of laparoscopy with the accepted technique of extraperitoneal procedures. This device may also be used in performing Burch bladder suspensions for relieving urinary incontinence.

      Endoscopic products are offered individually, in pre-assembled kits and in custom kits designed for specific surgical procedures such as cholecystectomy, hernia repair, laparoscopically assisted vaginal hysterectomy, bowel and other procedures. Kits are intended to offer the surgeon and operating room staff convenience and ease of accessibility to instruments, and provide a cost efficient means of purchasing the Company's products for hospital materials management departments.

SUTURE PRODUCTS

      Sutures comprise a major portion of the wound closure market. Since most surgical procedures which use staples also require manual suturing, the Company considers sutures to be a natural complement to its stapling instrumentation. The Company is continuing its planned expansion into this mature but very large market. The Company's product line includes both non-absorbable products (SURGIPRO polypropylene, MONOSOF and BRALON nylon, SOFSILK silk, SURGIDAC polyester and stainless steel sutures) and absorbable products (SURGIGUT plain and chromic gut and the Company's proprietary POLYSORB synthetic absorbable sutures).

      The Company believes that its sutures have significant technological advantages over competitors' products. The Company's POLYSORB sutures are designed for removal from the package without kinking, are smoother (which helps to reduce trauma) and pull through tissue more easily, and provide greater holding power during the critical wound healing period than other absorbable sutures. In late 1994, the Company introduced an improved coating on its POLYSORB sutures which, in combination with the patented braid structure, facilitates the surgeon's ability to place and secure knots. Some of these suturing materials are utilized in the Company's endoscopic suturing devices, discussed above. The Company also markets SURGIPRO mesh, a mesh fabric designed for applications in both open and endoscopic surgery such as hernia repair. In the second half of 1993, the Company introduced SURGALLOY needles for the important cardiovascular segment of the market. The SURGALLOY needles are significantly stronger and sharper than existing technologies. During 1994, the Company expanded the use of SURGALLOY needles into the plastic surgery and ophthalmic surgery specialties. The Company believes that the SURGALLOY needles will enhance the competitive position of its sutures by offering these three key surgical specialties a superior product. The Company offers other suture-needle combinations for general and specialty applications.

       The suture program also allows the Company to compete more effectively for contracts with customers that prefer to purchase all of the hospital's wound closure needs from a single vendor, particularly as individual hospitals, buying groups and hospital alliances continue to consolidate their purchasing.

OTHER PRODUCTS

      In 1991, the Company entered into a cooperative effort with Biomet, Inc. to develop and market a line of bioresorbable orthopedic products utilizing the Company's proprietary polymer technology. The Company has contributed its existing research developments to the venture and will continue with pertinent research and development work, while Biomet, a leader in the development and marketing of orthopedic products, is responsible for sales, distribution and marketing of the newly developed products. The profits and expenses of the venture are being shared.

MARKETING AND SALES

      Domestically, the Company markets its products to surgeons and materials managers of hospitals primarily through the sales employees of its Auto Suture Company division. Outside the United States, the Company markets its products in 22 countries and in the Commonwealth of Puerto Rico by direct sales employees of 15 sales and marketing subsidiaries, and through its authorized distributors in 61 other countries. In 5 additional countries the Company sells its products directly to the user through the distributor sales department at its headquarters.

      The Company maintains its own direct sales force employed by subsidiaries operating in Algeria, Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Luxembourg, Morocco, the Netherlands, New Zealand, Norway, Poland, Puerto Rico, Russia, Spain, Sweden, Switzerland, Tunisia and the United Kingdom. The Company has entered an agreement to acquire assets of its Japanese distributor in order to begin marketing directly in Japan.

      All sales employees of the Auto Suture Company, of the Company's subsidiaries, and of the Company's authorized international distributors receive identical training with respect to the Company's products, consisting of an extensive training course that prepares them to provide surgeons and hospital personnel with technical assistance, including scrubbing in surgery as technical advisors in connection with the use of the Company's products. The training courses are developed and conducted by the Company at its expense.
The training course includes an introduction to anatomy and physiology, the study of surgical terminology, aseptic surgical techniques such as scrubbing, gowning, gloving and operating room protocol and the use of the Company's instruments on artificial foam organs for sales demonstrations and on anesthetized animals in the laboratory for teaching purposes. During 1994, the Company broadened its training curriculum to prepare sales personnel to assist hospital administrators in implementing efficient surgical practices and in realizing the economic benefits afforded by the Company's products.

      The Company demonstrates its products on artificial foam organs and through the use of films, video cassettes, technical manuals and surgical atlases.

      Since 1993, the Company has also sold to domestic distributors under a program known as Just-in-Time (JIT) distribution. Under the Just-in-Time program, the Company sells its products to a distributor selected by a participating hospital and the distributor sells the products to the hospital on an as needed basis. The Company compensates the distributor for handling and other services. Distributor sales are common in the medical product industry. The Company's JIT program responds to customer needs, many of which desire distributorship arrangements in order to avoid costs associated with inventory management. Distribution arrangements also negate distributor incentives to promote competing brands, allow the Company's technical sales force more time to support user surgeons and hospital management, and provide the Company with opportunities to enhance or protect its competitive position through an additional channel of sales. Sales through the JIT program currently comprise approximately 44% of the Company's domestic business.

      The Company is committed to the continuing education of the surgical community by assisting a substantial number of medical schools, hospitals and educational organizations in training residents, nurses, surgeons and administrators in the techniques of wound management using AUTO SUTURE instrumentation. With the increasing number of advanced surgical procedures being performed using the minimally invasive approach, the Company also supports proctorships and preceptorships where an experienced surgeon clinically assists and teaches a surgeon in the operating room. Initially, the primary focus of the training programs was on laparoscopic cholycestectomy. Widespread training has been accomplished for that procedure, and the emphasis in future training will be on more advanced applications of laparoscopy, including hernia, bowel, and thoracic procedures, laparoscopically assisted vaginal hysterectomies, laparoscopic bladder suspension, and procedures for the correction of esophageal reflux. The Company believes that acceptance of laparoscopic techniques as the preferred method in a broad range of procedures will be an important element of the Company's future growth.

      Numerous studies have shown that, in addition to reduced patient recovery time, laparoscopy is a safe and efficacious technique. However, and particularly in more complex procedures, surgeons must receive adequate training before achieving competency to perform laparoscopy. The Company supports certification of surgeons in this technique to ensure that the Company's products are used properly. The costs of training for newer, more complicated procedures and concerns as to reimbursement for newer procedures in view of changes in the health care system have affected the rate at which the surgical community is learning the more advanced laparoscopic procedures.

      During 1994, the Company also expanded its marketing efforts to administrators of hospitals and hospital purchasing groups, demonstrating the economic efficiencies of the Company's' products and assisting hospital management in implementing efficient surgical practices. The Company's BEST PRACTICES program assists hospitals in a continuous effort to perform surgery more efficiently, enabling hospitals to reduce costs, enhance their competitiveness, and realize the benefits of laparoscopy.

      International sales represented approximately 46% of the Company's net sales in 1994, 40% of the Company's net sales in 1993, and 33% in 1992. International sales included sales through international subsidiaries, which were approximately 37% in 1994, 33% in 1993, and 28% in 1992, and sales to international distributors and to end users in countries not otherwise serviced by the Company, which were approximately 9% in 1994, 7% in 1993, and 5% in 1992, of the Company's net sales. (See Note J of Notes to Consolidated Financial Statements for additional information by geographical area.)

      Orders for the Company's products are generally filled on a current basis, and order backlog is not material to the Company's business.

MANUFACTURING AND QUALITY ASSURANCE

      Manufacturing is conducted principally at two facilities: North Haven, Connecticut, and Ponce, Puerto Rico. Manufacturing includes major assembly, packaging and sterilization of products. The Company produces all material for its synthetic absorbable staples, clips and sutures internally. Needles contained in certain of the Company's suture products are produced either at its facilities in North Haven, Connecticut, Germany or Switzerland. Other needles and suture materials are supplied by several manufacturers. The Company's reusable steel surgical staplers, components for the products the Company manufactures, and a minor portion of the Company's DLUs are supplied by several independent non-affiliated vendors using the Company's proprietary designs.

      Raw materials necessary for the manufacture of parts and components and packaging supplies for all of the Company's products that are manufactured by it are readily available from numerous third-party suppliers.

      The Company considers quality assurance to be a significant aspect of its business. It has a staff of professionals and technical employees who develop and implement standards and procedures for quality control and quality assurance. These standards and procedures cover detailed quality specifications for parts, components, materials, products, packaging and labeling, testing of all raw materials, in-process subassemblies and finished products, and inspection of vendors' facilities and performance to assure compliance with the Company's standards. Recently, the Company applied for and received International Standards Organization ("ISO") certification for its plants in Connecticut and Puerto Rico.

RESEARCH AND DEVELOPMENT

      The Company believes that research and development is an important factor in its future growth. The Company engages in a continuing product research, development and improvement program at its Norwalk and North Haven, Connecticut facilities and through funding of research and development activities at major universities and other third parties. It employs a staff of engineers, designers, toolmakers and machinists that performs research and development as well as manufacturing support functions. During 1994, 1993, and 1992, the Company's research and development expenses, including suture-related research and development expenses, were approximately $37,500,000, $50,800,000, and $43,800,000, respectively. In addition to its suture line, within the past three years the Company has introduced 30 new products and size variations in 61 categories, that are the result of research and development conducted by the Company. Approximately 74% of 1994 sales revenues were received from the sale of products introduced within the preceding five years.

      During 1994, the Company reduced its research and development costs through enhancement of design technology which streamlined the development process, and by focusing resources on products and redesign of existing products which are best suited to customer needs in the current cost conscious health care environment. The Company's restructuring program during 1993 and 1994 also contributed significantly to the reduction of research and development expense, while allowing the Company to continue its aggressive program of exploring new opportunities for advancement in the surgical field.

PATENTS AND TRADEMARKS

      Patents are significant to the conduct of the Company's business. The Company owns 117 new U.S. patents issued in 1994, 58 such patents issued in 1993, and 50 patents issued in 1992. Overall, the Company currently owns over 400 unexpired U.S. utility and design patents covering products it has developed or acquired and having expiration dates ranging from less than one year to 17 years. No patents will expire in the near future which are material to the Company's financial position. Moreover, the Company has many additional U.S. patent applications pending. The Company's practice and experience is to develop or acquire rights or licenses to new patented products and continuously update its technology. The Company also has a significant number of foreign patents and pending applications.

      The Company has registered various trademarks in the U.S. Patent and Trademark Office and has other trademarks which have acquired both national and international recognition. The Company also has trademark registrations or pending applications in a number of foreign countries.

      See Item 3, "Legal Proceedings", for details of certain patent infringement actions to which the Company is a party.

COMPETITION

      There is intense competition in the markets in which the Company engages in business. Products competitive with the Company's staplers and clip appliers include various absorbable and non-absorbable sutures, clips and tape, as well as disposable and steel stapling instruments, DLUs and some hand loaded staplers. Many major companies that compete with the Company, such as Johnson & Johnson, Minnesota Mining and Manufacturing Company ("3M") and Davis & Geck which has been a division of American Cyanamid Company (the Company understands the sale of Davis & Geck may be pending), have a wider range of other medical products and dominate much of the markets for these other products. Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary, markets, in addition to sutures and other wound closure products, disposable skin staplers, clip appliers, and internal staplers. 3M markets disposable skin staplers and internal stapling instruments. Davis & Geck markets disposable skin staplers, clip appliers and suture materials. The Company believes that these major companies will continue their efforts to develop and market competitive devices.

      The market for products for minimally invasive surgery is highly competitive. The Company believes it is the leader in this field as the result of its successful innovative efforts and superior products. Ethicon, through a division known as Ethicon Endo- Surgery, markets a line of endoscopic instruments directly competitive with the Company's products and is its principal competitor. The Company believes that Ethicon devotes considerable resources to research and development and sales efforts in this field.
Numerous other companies manufacture and distribute disposable endoscopic instruments. In addition, manufacturers of reusable trocars and other reusable endoscopic instruments, including Richard Wolf Medical Instruments Corp. (a subsidiary of Richard Wolf, GmbH) and Karl Storz Endoscopy-America Inc. (a subsidiary of Karl Storz, GmbH), compete directly with the Company.

      Industry studies show Ethicon currently has approximately 80% of the suture market, while Davis & Geck has about 13% of this market. The Company expects that, because the size of the total sutures market is relatively stable, any increase in the Company's market share in this area will have to be earned at the expense of the other current market participants. The Company believes that the technological advantages of its sutures will enable it to compete effectively with these companies and that its market share in sutures will continue to grow.

      The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, educational services, including sponsorship of training programs in advanced laparoscopic techniques, and more recently, assisting hospital management with cost containment and marketing programs.
The Company's major competitors have greater financial resources than the Company. Some of its competitors, particularly Ethicon, have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current health care environment, cost containment has become the predominant factor in purchasing decisions by hospitals. As a result, the Company's traditional advantage of product superiority has been impacted. The Company has responded to this aspect of competition by competitive pricing and by offering products which meet hospital cost containment needs, while maintaining the technical superiority of its products and the support of its sales organization.

      The Company believes that the advantages of its various products will continue to provide the best value to its customers. However, there is considerable competition in the industry and no assurance can be given as to the Company's competitive position. The impact of competition will likely have a continuing effect on sales volumes and on prices charged by the Company. In addition, increased cost consciousness has revived competition from reusable instruments to some extent. The Company believes that disposable instruments are safer and more cost efficient for hospitals and the healthcare system than are reusable instruments, but it can not predict the extent to which reusable instruments will competitively impact the Company. The Company also offers reusable instruments to respond to the preferences of its customers.

GOVERNMENT REGULATION

      The Company's business is subject to varying degrees of governmental regulation in the countries in which it operates. In the United States, the Company's products are subject to regulation as medical devices by the United States Food and Drug Administration (the "FDA"), as well as by other federal and state agencies. These regulations pertain to the manufacturing, labeling, development and testing of the Company's devices as well as to the maintenance of required records. An FDA regulation requires prompt reporting by all medical device manufacturers of an event or malfunction involving a medical device where such device caused or contributed to death or serious injury or is likely to do so.

      Federal law provides for several routes by which the FDA reviews medical devices prior to their entry into the marketplace. To date, all of the Company's new products have been cleared by the FDA under the most expedited form of pre-market review since the initiation of the program. The Company, along with the rest of the industry, continues to experience lengthy delays in the FDA approval process. Timely product approval is important to the Company's maintaining its technological competitive advantages. Other than increased FDA product approval periods, the Company has not encountered any other unusual regulatory impediments to the introduction of new products.

      Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In general, the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Community nations has taken place beginning January 1, 1995. The Company believes it will be subject to a single regulatory scheme for all of the participating countries, and has taken the necessary steps to assure ongoing compliance with these new, more rigorous regulations, including obtaining ISO certification for its manufacturing operations which will allow the Company to market products in Europe with a single registration applicable to all participating countries.

HEALTH CARE MARKET

      The health care industry continues to undergo change, led primarily by market forces which are demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States have not occurred, and it is unclear whether, and to what extent, any government mandate will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

      The primary trend in the industry is toward cost containment.   Payors
have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a cost basis to per capita limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the
cost of treatment and/or attracts additional patients to a hospital.   All of
these factors have contributed to reductions in prices for the Company's products and, in the near term, to slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors.

      The Company could potentially benefit from this focus on cost containment. Stapling and laparoscopy decrease operating room time including anesthesia, patient recovery time and in many cases are highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as surgical stapling and laparoscopic procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of laparoscopy could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by laparoscopy, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this new environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

RESTRUCTURING

      During the several years prior to 1993, the Company's sales and earnings increased substantially each year. In anticipation of continued comparable business growth, the Company expanded its workforce and constructed additional administrative and manufacturing facilities. Following the first quarter of 1993, sales volumes declined due to various factors impacting the health care industry and the Company. By the fourth quarter of 1993 it became apparent that the downtrend in the Company's business would be longer term than originally anticipated and the Company determined that significant efforts to reduce costs and fixed expenses through a restructuring were desirable. The Company reduced its workforce during 1993 and the first quarter of 1994 through voluntary and involuntary terminations of approximately 2,400 employees and through normal attrition, by approximately 29% from levels preceding the restructuring. Included in the reduction were approximately 14% of the management group, and 44% of the Company's corporate officers. Many of these positions, including executive positions, were eliminated or consolidated with other positions in the restructuring.

      Concurrent with the workforce reduction, the Company consolidated its operations as a means of reducing expenses and is in the process of leasing, sub-leasing, selling or consolidating facilities which are underutilized. The restructuring and other cost saving measures resulted in annualized cost savings of approximately $150 million, compared to what operating expenses would have been had such measures not been taken. The Company's operations effectively absorbed the impact of the workforce reduction and other aspects of the restructuring program, and it continues to evaluate opportunities for decreasing its selling, general and administrative expenses.

EMPLOYEES

      At December 31, 1994, the Company employed 5,922 persons, 5,124 domestically and 798 in foreign countries. None of the Company's domestic employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

      The Company owns its corporate headquarters, which is located at 150 Glover Avenue, Norwalk, Connecticut, and owns or leases other facilities in Norwalk, North Haven and Wilton, Connecticut, in Ponce, Puerto Rico, and in seventeen foreign countries. The Norwalk corporate headquarters includes executive and administrative facilities and research laboratories. The other facilities in the United States and the facilities in Puerto Rico and in foreign countries consist variously of administrative offices, manufacturing, research, warehouse, distribution, sterilizer operation and assembly space. The North Haven, Connecticut and Puerto Rico facilities are the primary manufacturing facilities of the Company. The facilities at each of these locations are leased by the Company under longer term operating leases. The Company also maintains needle manufacturing facilities in Switzerland and Germany.

      During 1992 and 1993, the Company expanded its facilities in North Haven, Connecticut, Ponce, Puerto Rico, and various locations in Europe to accommodate current and anticipated increased demand for its products, and constructed a European headquarters and training facility in Elancourt, a suburb of Paris, France. The Elancourt properties are leased under a 15 year financing lease and a portion of the facility constructed is being used by the Company as a surgeon training facility and for administrative offices. The Company is presently attempting to sublease the unutilized portion of the Elancourt facility (refer to Note B in Notes to Consolidated Financial Statements).

      The Company's facilities and equipment are in good operating condition, are suitable for their respective uses and are adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS.

      A. On July 12, 1989, Ethicon, Inc. filed a complaint against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars. In counterclaims, the Company has alleged, among other grounds, that Ethicon's actions tortiously interfered with the Company's business dealings and that Ethicon is infringing three of the Company's patents. The parties' cross-motions for preliminary injunctions were denied by the District Court in April 1991. The Company's motion to dismiss Ethicon's pending patent infringement action is pending. Ethicon has responded to this motion, but a hearing date has not yet been set. No trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon and meritorious defenses against the claims by Ethicon. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

      B. On March 10, 1992, the Company filed a complaint in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon, Inc., alleging infringement of United States patents issued to the Company on January 28, 1992 covering the Company's endoscopic multiple clip applier. On February 16, 1994, a jury returned a verdict in favor of the defendants, holding that the Company's patent claims were invalid. The Company has appealed the verdict to the United States Court of Appeals for the Federal Circuit and argued the appeal on February 6, 1995. No decision has yet been rendered on the appeal.

      C. On April 16, 1992, a complaint in a shareholder's derivative action was filed in the Delaware Chancery Court, naming as defendants the Company and the members of its Board of Directors. The complaint, as amended, alleges the payment of excessive compensation in certain years to four executive officers of the Company. On April 20, 1993, another complaint was filed in the same court in a separate putative shareholder's derivative action, naming as defendants the Company and the members of its Board of Directors. The allegations in the additional complaint are comparable to those in the earlier filed action. On January 12, 1994, notwithstanding defenses believed to be meritorious, the defendants agreed to settle the claims asserted in these actions, subject to Court approval. Under the settlement, the defendants deny the allegations but have agreed to adjustments to the vesting and exercise terms of stock option grants for certain executives within three years of the court's approval of the settlement. On June 1, 1994, the Delaware Chancery Court issued an opinion that it was satisfied that the claims of excessive compensation were adequately investigated and reasonably settled, but that it was unable to evaluate the overall reasonableness of the proposed settlement pending further investigation by the plaintiff in connection with allegations of insider trading. Discovery on this issue is continuing following which the Court is expected to reconsider the proposed settlement.

      D. On May 27, 1992, the Company filed a complaint in the United States District Court for the Northern District of California against Origin Medsystems, Inc. ("Origin"), a subsidiary of Eli Lilly & Co., and Frederic Moll, an officer of Origin and a former employee and director of EndoTherapeutics. The Company acquired EndoTherapeutics in July 1992. On January 12, 1993, the District Court granted the Company's motion for a preliminary injunction. The infringing trocars were ordered removed from the market. The United States Court of Appeals for the Federal Circuit on December 13, 1993 denied Origin's appeal and affirmed the lower court's order for a preliminary injunction. A date for trial has not been set. The United States Patent Office, on the defendant Origin's request, is reexamining one of the Company's patents on its PREMIUM SURGIPORT retracting tip trocar. The reexamination does not apply to other patents held by the Company on the PREMIUM SURGIPORT trocar, or to patents on other trocars sold by the Company, including the SURGIPORT trocar and the newer VISIPORT and VERSAPORT trocars.
In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants.

      E. In August and September 1992, four complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and two executives as defendants. The complaints allege wrongful conduct in violation of federal securities law and related state law which resulted in damages in connection with the plaintiff shareholders' purchases of the Company's common stock. During the second quarter 1993, the Company and certain executive officers were named as defendants in additional complaints styled as shareholder class actions, making comparable allegations to those in the earlier filed complaints. On June 23, 1993, the Court entered orders consolidating these cases. On October 8, 1993, the defendants moved to dismiss and/or strike the consolidated complaint. No answers have yet been filed. In February and March 1994, three additional complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and certain executives as defendants. The complaints allege wrongful conduct in violation of federal securities laws in connection with the plaintiff shareholders' purchases of the Company's common stock. In the opinion of management, based upon the advice of counsel, the defendants have meritorious defenses against the claims asserted in the actions. The Company believes that the ultimate outcome of these actions should not have a materially adverse effect on the Company's consolidated financial statements.

      F. On September 17, 1993, Ethicon, Inc. filed a Complaint against the Company in the United States District Court for the District of Delaware alleging that the Company's manufacture, use and sale of surgical staples used in a variety of the Company's staplers infringes certain patents. Ethicon, Inc. subsequently amended its complaint to add Ethicon Endo-Surgery and Design Standards Corporation, a Connecticut corporation and a supplier to the Company, as co-plaintiffs. The Company successfully moved to transfer the case to the United States District Court for the District of Connecticut. On December 13, 1993, the Company asserted counterclaims against Ethicon, Inc. and Ethicon Endo-Surgery for, among other things, infringing the Company's patents relating to surgical staples. In addition, the Company has asserted counterclaims against Design Standards Corporation for breach of its contractual obligations to the Company and for statutory unfair trade practices by purporting to assign rights to Ethicon which belong to the Company. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in this action and valid claims against the plaintiffs and Ethicon. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

      G. In February 1994, Ethicon Endo-Surgery filed suit against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler. On June 7, 1994, the court denied the plaintiffs' motion for a preliminary injunction against the Company. The Company has asserted counterclaims under two patents owned by the Company. Ethicon has contested one of such patents in an interference proceeding before the Patent Office. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint and valid counterclaims against the plaintiffs. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

      H. The Company is engaged in other litigation, primarily as a defendant in cases involving product liability claims. The Company is also involved in various other cases. The Company believes it is adequately insured in material respects against the product liability claims and, based upon advice of counsel, that the Company has meritorious defenses and/or valid cross claims in these actions.

      In the opinion of management, based upon the advice of counsel, the ultimate outcome of the above actions, individually or in the aggregate, should not have a materially adverse effect on the Company's consolidated financial statements.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information pertaining to the executive officers of the Company as of January 31, 1995:


                                                                                                     Acting as
Name                           Age                     Position                                      Such Since
- ----                           ---                     --------                                      ----------
Leon C. Hirsch                  67             Chairman of the Board, President                          1987
                                                   and Chief Executive Officer

Turi Josefsen                   58             Executive Vice President, and                             1994
                                                   President, International Operations           (President and Chief
                                                                                                 Executive Officer of
                                                                                                 Auto Suture Companies
                                                                                                 1992 - 1994)

Thomas R. Bremer                41             Senior Vice President and                                 1994
                                                   General Counsel                               (Officer since 1989)

Thomas D. Guy                   51             Senior Vice President, Operations                         1994
                                                                                                 (Officer since 1981)

Robert A. Knarr                 46             Senior Vice President and                                 1994
                                                   General Manager, U.S. and Canada              (Officer since 1985)

Howard M. Rosenkrantz           51             Senior Vice President, Finance and                        1992
                                                   Chief Financial Officer                       (Officer since 1982)

Peter Burtscher                 54             Group Vice President                                      1993
                                                                                                 (Officer since 1982)

Richard A. Douville             39             Vice President and                                        1993
                                                   Treasurer

Richard N. Granger              38             Vice President, Research                                  1993
                                                   and Development                               (Officer since 1992)

Charles E. Johnson              46             Vice President, Education                                 1994
                                                                                                 (Officer since 1993)

Louis J. Mazzarese              49             Vice President, Quality                                   1992
                                                   and Regulatory Affairs                        (Officer since 1991)

Pier Paolo Partiseti            74             Group Vice President                                      1993

Joseph C. Scherpf               51             Vice President and                                        1984
                                                   Controller

Marianne Scipione               48             Vice President, Corporate                                 1981
                                                   Communications

Verne Sharma                    44             Vice President, Marketing and                             1994
                                                   Strategic Planning

Wilson F. Smith, Jr.            49             Group Vice President                                      1993

Judith M. Stant                 48             Vice President, USSC; and                                1993
                                               General  Manager, Auto Suture                     (Officer since 1985)
                                               Company, Australia

Pamela Komenda                  41             Corporate Secretary                                      1989





Various of the above-named persons are also officers of one or more of the Company's subsidiaries. Leon C. Hirsch and Turi Josefsen are husband and wife. No other family relationship exists between any of the above-named persons. Officers are elected for annual terms to hold office until their successors are elected, or until their earlier resignation or removal by the Board of Directors. All of the executive officers have for at least the past five years held high level management or executive positions with the Company or its subsidiaries, except for Mr. Douville, who joined the Company in 1993, Mr. Mazzarese, who joined the Company in 1991, and Mr. Sharma, who joined the Company in 1994. Mr. Douville was previously employed from 1977 to 1992 by the accounting firm of Deloitte & Touche, where he was a partner, and was Vice President and Controller with PepsiCo. Foods International from 1992 until joining the Company. Mr. Mazzarese was previously Vice President, Regulatory Affairs/Clinical Affairs, Product Assurance, at the Shiley division of Pfizer Corporation's Hospital Products Group from 1987 until October, 1991. Mr. Sharma was previously with General Electric Medical Systems, where he was General Manager of the Global Nuclear Medicine and Positron Emission Tomography business, and from 1987 through 1991, in various management positions at Rohm and Haas Company, a specialty chemicals manufacturer.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol USS. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions, as reported by the New York Stock Exchange. In addition, the table sets forth the amounts of quarterly cash dividends per share that were declared and paid by the Company.


                                              CASH                       DAILY SALES PRICES
                                           DIVIDENDS          -----------------------------------
                                              PAID                HIGH                   LOW
                                          ------------        ----------             ------------
                          1994
                      1st Quarter           $.020               $32.50                  $15.88
                      2nd Quarter            .020                24.63                   16.00
                      3rd Quarter            .020                28.38                   21.25
                      4th Quarter            .020                27.50                   18.25

                          1993
                      1st Quarter           $.075               $79.13                  $51.38
                      2nd Quarter            .075                58.75                   26.13
                      3rd Quarter            .075                28.75                   20.25
                      4th Quarter            .020                26.50                   19.88

      At December 31, 1994, the number of record holders of the Company's Common Stock was 12,715. See discussion below in Management's Discussion and Analysis of Financial Condition and Results of Operations as to restrictions imposed by a credit agreement on registrant's level of dividend payments.

ITEM 6.      SELECTED FINANCIAL DATA.

                                                                      Year Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------
In thousands, except per share data                1994(1)       1993(2)         1992          1991        1990
- ---------------------------------------------------------------------------------------------------------------------
Net sales   . . . . . . . . . . . . . . .      $  918,700     $1,037,200      $1,197,200      $843,600     $514,100

Income (loss) before income taxes   . . .      $   32,700     $ (137,400)     $  192,900      $130,300     $ 66,200

Net income (loss)   . . . . . . . . . . .      $   19,200     $ (138,700)     $  138,900      $ 91,200     $ 46,000

Net income (loss) per common share and
  common share equivalent (primary
  and fully diluted)  . . . . . . . . . .            $.08         $(2.48)          $2.32         $1.58         $.89

Average number of common shares
  and common share equivalents
  outstanding   . . . . . . . . . . . . .          56,600         56,000          59,900        57,800       51,900

Dividends declared
  per common share  . . . . . . . . . . .            $.08          $.245            $.30        $.2875       $.2375

At December 31,
Total assets  . . . . . . . . . . . . . .      $1,103,500     $1,170,500      $1,168,100      $741,600     $460,900

Long-term debt  . . . . . . . . . . . . .      $  248,500     $  505,300      $  394,500      $251,600     $131,000

Stockholders' equity  . . . . . . . . . .      $  662,000     $  443,900      $  590,000      $329,900     $225,000



(1) In the fourth quarter of 1994 the Company signed a letter of intent to purchase the assets of its independent distributor in Japan, which includes inventory of the Company's products purchased by the independent distributor but not yet sold to third parties at December 31, 1994.
      Sales and Net income were reduced by $17 million and $8 million ($.14 per common share), respectively, in anticipation of the pending reacquisition of these products and valuing these products at the Company's production cost.

(2) Income (loss) before income taxes and net income (loss) for 1993 include restructuring charges of $137.6 million and $129.6 million ($2.31 per share), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      In 1994, the Company attained sales of $919 million compared with sales of $1.04 billion in 1993 and sales of $1.2 billion in 1992. Sales decreased by $119 million or 11% in 1994, and decreased by $160 million or 13% in 1993 and increased by $354 million or 42% in 1992. In 1994, the Company reported net income of $19 million or $.08 per common share (after preferred stock dividends of $15 million), compared with a net loss of $139 million or $2.48 per common share in 1993 and net income of $139 million or $2.32 per common share in 1992. Net income and net income per common share increased $158 million and $2.56, respectively, in 1994 compared to 1993 and decreased $278 million and $4.80, respectively, in 1993 compared to 1992 and increased $48 million and $.74, respectively, in 1992 over 1991. The effects of foreign currency exchange rate changes on net income in 1994, 1993 and 1992 were immaterial.

      In the second half of 1993 the Company adopted restructuring plans designed to reduce its cost structure and improve its competitive position through property divestitures and consolidations and a reduction in its management, administrative and direct labor workforce. These plans were adopted when it became apparent that projected worldwide sales growth and the pace of reduction in trade barriers and other related considerations among European countries did not meet Company expectations. Increased price competition in the Company's domestic markets also prompted the Company to reduce its cost structure. At the end of the 1993 third quarter the Company announced a layoff of approximately 700 administrative staff personnel, closure of its manufacturing plants for thirteen days in the fourth quarter of 1993 and the adoption of a four day work week for certain manufacturing employees during the early part of 1994. In the fourth quarter of 1993 the Company expanded its restructuring plan to include real estate divestitures and consolidations and employee voluntary and involuntary severance programs. The monthly payments under such severance programs will be substantially completed by March 31, 1995.

      In 1993 the Company recorded restructuring charges of $138 million ($130 million or $2.31 per share net of taxes). These charges consisted primarily of write downs of certain real estate to estimated net realizable value ($79 million, of which $58 million related to the Company's new European office building complex and distribution center in Elancourt, France), provisions for lease buyout expenses ($24 million), accruals for severance costs ($30 million) and write down of other assets ($5 million). Approximately $38 million of the restructuring charges resulted in cash outflows related to severance and accrued lease obligations, the majority of which was funded through operating cash flows and credit facilities in 1994. The Company has several companies interested in subleasing the unutilized space in its office building complex and distribution center in Elancourt, France and is hopeful that a subleasing arrangement will be consummated in 1995 at a lease rental which approximates the written down carrying value of the facility. The Company has either terminated or bought out the leases on the majority of those leased properties which were part of the 1993 restructuring charges. All of the employees whose severance was included in the 1993 restructuring charges have been terminated and the vast majority of the Company's severance obligations have been paid as of December 31, 1994. Accrued restructuring charges at December 31, 1994 are approximately $18 million and relate primarily to accrued lease buyout expenses ($15 million) and unpaid severance costs ($3 million). The majority of accrued restructuring charges are expected to be liquidated by December 31, 1995.

      Other cost savings measures taken by the Company in 1994 included the reduction of salaries of all corporate officers by 10% and the salary of the Chief Executive Officer by 20%, freezing the salaries of substantially all other employees worldwide, and requiring higher co-payments and deductibles in connection with employee health benefits programs. The Company estimates that the future annual operating cost savings associated with the restructuring plans will approximate $110 million of which more than $80 million represents cash flow savings from reduced salaries expense and the remainder of which represents reduced rent and depreciation expense. Cost saving measures beyond such restructuring plans should result in additional annual operating cost savings of approximately $40 million. As a result of the restructuring plans and other cost saving measures, 1994 compensation expenses were approximately $67 million lower than 1993 compensation expenses.

      The reduction in sales in 1994 to $919 million compared to 1993 was significantly affected by initial distributor stocking programs in early 1993, which were not repeated in 1994 and by competition and pricing pressures due to proposed health care reform. Distributor inventory purchases were made in connection with the implementation of the Company's Just-In-Time (JIT) domestic hospital distribution program during the first quarter of 1993. The initial stocking of JIT distributors precipitated an inventory reduction period during which the hospitals formerly supplied directly by the Company worked their inventories down and distributors adjusted their own inventories. The Company believes that inventories at JIT distributors at the end of 1994 are down significantly, because distributor sales to hospitals during the year significantly exceeded distributor purchases from the Company. The Company believes that distributor inventories are reaching optimum levels and that its sales to distributors for hospitals currently in a JIT program will approximate distributor sales to hospitals during 1995.

      Sales in the fourth quarter of 1994 were reduced by $17 million and net income was reduced by $8 million ($.14 per common share) in anticipation of the Company's acquisition of the assets of its independent distributor in Japan, which includes inventory of the Company's products purchased by the independent distributor but not yet sold to third parties at December 31, 1994 (see Note C in Notes to Consolidated Financial Statements). Sales and gross profit were reduced in anticipation of the pending reacquisition of these products and valuing the reacquired products at the Company's production cost.

      The Company continues to be affected by intense competition, and by ongoing changes in the health care industry which impact hospital purchasing decisions. The rate of acceptance of newer procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures.

The following table analyzes the change in sales in 1994, 1993 and 1992 compared with the prior years.

                                                                 1994               1993             1992
                                                               --------           --------         --------
                                                                                 (IN MILLIONS)
    COMPOSITION OF SALES INCREASE (DECREASE):
    Unit increases (decreases)                                   $ (96)             $(114)            $307
    Net price changes                                              (21)                (6)              37
    Effects of changes in foreign
      currency exchange rates                                       (2)               (40)              10
                                                                   ---              -----             ----

    Sales increase (decrease)                                    $(119)             $(160)            $354
                                                                  ====               ====              ===

      Sales unit decreases and the effects of foreign currency exchange rate fluctuations accounted for 80% and 2%, respectively, of the total 1994 sales decrease compared with 1993 and 71% and 25%, respectively, of the total 1993 sales decrease compared with 1992. The net price change component of the 1994 and 1993 sales decreases, accounting for 18% and 4% of the total sales decreases in these years, respectively, reflect the net effect of selling price discounts granted to hospitals and JIT distributors, partially offset by price list increases. Increased sales of the Company's minimally invasive surgery products was the primary factor in the strong sales gains in 1992, when sales unit increases accounted for 87% of the total sales increases.

      Sales in 1994 were reduced by approximately $6 million representing the effect of establishing a sales reserve in connection with a new returned goods policy which was effective July 1, 1994. Under the previous policy, the Company did not grant credits for product returns. The new policy grants full credit to direct hospital customers for certain products returned up to one year after initial shipment and a partial credit for certain products returned up to four years after initial shipment. The initial establishment of this reserve reduced second quarter sales by approximately $8 million, partially offset by a $4 million adjustment of other sales reserves in the second quarter of 1994. The returned goods reserve was reduced from $8 million to $6 million in the third quarter of 1994 based upon lower than estimated product returns, and other sales reserves in the fourth quarter of 1994 were also reduced by $2 million.

      Gross margin from operations (sales less cost of products sold divided by sales) was 50% in 1994, 50% in 1993 and 60% in 1992. Although the Company implemented the majority of its restructuring plans during the last quarter of 1993 and the first quarter of 1994, the major benefits of the cost reduction measures adopted by the Company did not start being realized until the last nine months of 1994, which resulted in improved quarterly gross margins the last three quarters in 1994 compared to the corresponding periods in 1993. Gross margins in 1993 compared to 1992 were negatively impacted by higher costs associated with the increase in productive capacity, the introduction of new products and increases in related inventory and fixed asset reserves from the consequent obsolescence of production tooling and inventories and additional selling price discounts granted to JIT distributors with the implementation of the JIT distribution program. The reserve for obsolescence of production tooling and inventories, which are an ongoing cost of business, amounted to $61 million, $62 million and $34 million, respectively, in the years ended December 31, 1994, 1993 and 1992. Changes in foreign currency exchange rates from those existing in 1992 had the effect of reducing cost of products sold by $18 million in 1993. The effects of foreign currency exchange rate changes on cost of products sold in 1994 and 1992 were immaterial.

      The Company's investment in research and development during the past three years (1994 - $38 million; 1993 - $51 million; 1992 - $44 million) has yielded numerous product improvements as well as the development of numerous new products. The decrease in research and development expense in 1994 compared to 1993 reflects the impact of a program initiated in the second half of 1993 to increase efficiency and reduce the cost connected with the pilot development of new products which are classified as research and development. In 1993 and 1992 the primary focus of the Company's research and development program had been directed at minimally invasive surgery products. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to continue its investment in research and development at levels approximating 3%
- - 5% of annual sales in the future.

      Selling, administrative and general expenses expressed as a percentage of sales were 40% in 1994, 43% in 1993, and 39% in 1992. The Company began to realize the major cost saving benefits from its restructuring program in the form of reduced selling, administrative and general expenses as a percentage of sales in the second quarter of 1994. The percentage increase in 1993 resulted primarily from higher depreciation and amortization charges related to the Company's facilities expansion. Expressed in total dollars, the reduction in these expenses in 1993 compared to 1992 reflects lower salespersons commission and related expenses which were influenced by decreased sales. In 1992 these expenses increased primarily as a result of the continued expansion of the Company's domestic and international sales organizations, growth in sales expenses relating to the Company's increased sales and an increase in expenses relating to training of surgeons in the use of the Company's products. Changes in foreign currency exchange rates in 1993 from those existing in 1992 had the effect of reducing selling, administrative and general expenses by $21 million in 1993. The effects of foreign currency exchange rate changes on selling, administrative and general expenses in 1994 and 1992 were immaterial.

      The tax provisions for 1994 and 1993 relate primarily to foreign taxes including taxes in Puerto Rico. The 1993 tax provision is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits. The Company's tax provisions in 1994 reflect the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code and the tax benefit of certain net operating loss carryforwards which were not previously usable. The Internal Revenue Service has examined the Company's income tax returns for the period 1984 to 1990 and it has proposed adjustments to increase the Company's tax liability for certain of these years. Based upon advice of tax counsel, the Company believes that it has substantial support for its filing positions and does not believe that the results of the tax audit will have a material adverse effect on the consolidated financial statements of the Company but may reduce the availability of fully reserved net operating loss and tax credit carryforwards.

FINANCIAL CONDITION

      The Company's current cash and cash equivalents, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable requirements. Following the successful issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were utilized to reduce bank debt, the Company entered into a new syndicated credit agreement in June 1994 which replaced its revolving credit and term loan agreements and reduced the size of the credit facility from $675 million to $400 million. The new credit agreement matures in January 1997 and provides for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt and requires the maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratios and its debt to total capitalization ratio may not exceed a certain stipulated level. The Company is in full compliance with all of the covenants associated with its various bank and leasing agreements.

      The Company's building programs have been essentially completed, which enabled the Company to reduce its capital spending by more than 78% in 1994 compared to 1993 levels. Additions to property, plant, and equipment on the accrual method totaled $49 million ($47 million on a cash basis) in 1994, compared with $187 million in 1993, and $272 million in 1992, and consist of additions to machinery and equipment ($32 million), leasehold improvements ($2 million), molds and dies ($13 million) and land and buildings ($2 million). During 1994 the Company removed from its Balance Sheet property, plant, and equipment which was fully depreciated and out of service with a cost of $19 million.

      The increase in cash and cash equivalents and the reduction of long-term debt at December 31, 1994 in comparison to the prior year-end is primarily attributable to the receipt of the net proceeds ($191 million ) from the issuance of the Company's preferred stock (liquidation value $200 million) and the generation of positive cash flow from operations. The reduction in inventories ($45 million) from the prior year-end level resulted primarily from improved utilization and management of raw materials in the Company's production process. The reduction in accrued liabilities ($12 million) from the prior year-end level was primarily attributable to 1994 payments of accrued severance obligations which were expensed in 1993 as a component of the restructuring charges partially offset by an accrual ($17 million) for the pending acquisition of the assets of its independent distributor in Japan, which includes inventory of the Company's products purchased by the independent distributor but not yet sold to third parties at December 31, 1994 (see Note C in Notes to Consolidated Financial Statements). Severance payments are generally being made over a period of up to twelve months.

      The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of December 31, 1994 the Company had approximately $16 million of such contracts outstanding that will mature at various dates through February 1995. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations. The weakening of the dollar relative to most foreign currencies caused the $12 million movement in the Company's Accumulated Translation Adjustments component of Stockholders' Equity at December 31, 1994 compared to the prior year end.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

      The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993.

                                             FIRST          SECOND          THIRD            FOURTH
                                            QUARTER       QUARTER(1)       QUARTER(2)     QUARTER(1,2,3)    YEAR(2)
                                            -------       -------          -------        -------           ----
                  1994
Net sales . . . . . . . . . . . . . .        $226,000       $232,000        $234,200         $226,500        $918,700
Cost of products sold . . . . . . . .         117,600        117,200         115,200          113,600         463,600
Income (loss) before income taxes . .          (5,400)        11,800          17,400            8,900          32,700
Net income (loss) . . . . . . . . . .          (7,900)         8,000          13,200            5,900          19,200
Net income (loss) per common
  share (primary and fully diluted) .           $(.14)          $.05            $.15             $.02            $.08

                   1993
Net sales . . . . . . . . . . . . . .        $326,300       $228,800        $237,700         $244,400      $1,037,200
Cost of products sold . . . . . . . .         138,800        119,800         120,900          138,900         518,400
Income (loss) before income taxes . .          49,300        (30,100)        (13,200)        (143,400)       (137,400)
Net income (loss) . . . . . . . . . .          36,000        (22,000)        (14,300)        (138,400)       (138,700)
Net income (loss) per common
  share and common share
  equivalent (primary and fully diluted)         $.61          $(.39)          $(.26)          $(2.46)         $(2.48)

(1) In the second quarter of 1993 in anticipation of the pending purchase by the Company of an international distributor, the Company accrued for the reacquisition of inventory from this distributor and reduced Net sales by $10 million and Cost of products sold by $4 million. In the fourth quarter of 1993 the negotiations for the purchase of the distributor were suspended and the Company reversed the second quarter entries and increased Net sales by $9 million and Cost of products sold by $3 million. In the fourth quarter of 1994 the Company reached an agreement to purchase the assets of this distributor and accrued for the reacquisition of inventory from this distributor and reduced Net sales by $17 million and Net income by $8 million ($.14 per common share).

(2) Income (loss) before income taxes for 1993 includes restructuring charges of $138 million (third quarter - $8 million; fourth quarter - $130 million). Net income (loss) for 1993 includes restructuring charges of $130 million or $2.31 per share (third quarter - $ 6 million or $.11 per share; fourth quarter - $124 million or $2.20 per share).

(3) Cost of products sold in the fourth quarter includes $16 million of inventory and fixed asset reserves ($19 million in the corresponding period in 1993) resulting from the continued introduction of new products and the consequent obsolescence of production tooling and inventories.

B.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

      See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.    DIRECTORS

      The section entitled "Election of Directors" in the Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders of the registrant (the 1995 Proxy Statement) is hereby incorporated by reference.

B.    OFFICERS

      See Part I.

C.    COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      The section entitled "Executive Compensation and Transactions - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The section entitled "Executive Compensation and Transactions" in the 1995 Proxy Statement is hereby incorporated by reference, except for those portions entitled "Performance Graph" and "Report of Compensation Committee".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The sections entitled "Outstanding Shares, Voting Rights and Principal Stockholders" and "Share Ownership of Management" in the 1995 Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The section entitled "Executive Compensation and Transactions - Certain Transactions" in the 1995 Proxy Statement is hereby incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      A. AND D. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 herein.

      B.  REPORTS ON FORM 8-K.
          None.

      C.  EXHIBITS.
      (The Company will furnish a copy of any exhibit upon payment of 15 cents per page plus postage.)

          (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                (a)          Certificate of Incorporation filed March 14, 1990
                             - Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8- B declared effective August 3, 1990.*

                (c)          Certificate of Amendment filed May 15, 1991 -
                             Exhibit 3(c) to registrant's Form 10-K for 1991.*

                (d) By-laws adopted March 14, 1990 - Exhibit 3(c) to registrant's Form 8-B declared effective August 3, 1990.*

                (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

          (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                (a) Credit Agreement as of June 27, 1994 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent and Nations Bank of North Carolina, N.A., as Administration Agent - Exhibit 4(a) to registrant's Form 10-Q for the quarter ended June 30, 1994.*

          (10)               MATERIAL CONTRACTS.

                (a) 1981 Employee Stock Option Plan, as amended through May 5, 1987 - Exhibit 10(a)(1) to registrant's Form 10-K for 1987.* +

                (b) Amendment to 1981 Employee Stock Option Plan adopted May 2, 1989 - Exhibit 10(b) to registrant's Form 10-K for 1989.* +

                (c) Amendment to 1981 Employee Stock Option Plan adopted May 1, 1990 - Exhibit 10(c) to registrant's Form 10-K for 1990.* +

                (d) 1990 Employee Stock Option Plan - Exhibit B to registrant's Proxy Statement dated March 19, 1990, for its May 1, 1990, Annual Meeting of Stockholders.* +
                (e) Amendment to 1990 Employee Stock Option Plan adopted July 30, 1990 - Exhibit 10(e) to registrant's Form 10-K for 1990.* +

                (f) Amendment to 1990 Employee Stock Option Plan adopted May 15, 1991 - Exhibit 10(f) to registrant's Form 10-K for 1991.* +

            (g) Amendment to 1981, 1990 and 1993 Employee Stock Option Plans adopted March 9, 1993. Exhibit 10(h) to registrant's Form 10-K for 1993.* +

            (h) Restricted Stock Incentive Plan, as amended through May 5, 1987 - Exhibit 10(a)(2) to registrant's Form 10-K for 1987.* +

            (i) Amendment to Restricted Stock Incentive Plan adopted May 15, 1991 - Exhibit 10(h) to registrant's Form 10-K for 1991.* +

            (j)          Installment Option Purchase Agreement with Leon C.
                         Hirsch dated September 10, 1984, as amended through May 18, 1994. Filed herewith.+

            (k) Outside Directors Stock Plan - Exhibit 10(a)(4) to registrant's Form 10-K for 1988.* +

            (l) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.* +

            (m) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.* +

            (n) Lease Agreement dated as of January 14, 1993 between State Street Bank and Trust Company of Connecticut, National Association, as Lessor and the registrant, as Lessee - Exhibit 10(o) to registrant's Form 10-K for 1992.*

            (o) Participation Agreement dated as of January 14, 1993 among registrant, Lessee, Baker Properties Limited Partnership, Owner Participant, The Note Purchasers listed in Schedule 1 thereto, State Street Bank and Trust Company of Connecticut, National Association, Owner Trustee, and Shawmut Bank Connecticut, N.A., Indenture Trustee -
                         Exhibit 10(p) to registrant's Form 10-K for 1992.*

            (p)          Letter Agreement between the registrant and Bruce
                         S. Lustman dated March 11, 1994 - Exhibit 10(q) to registrant's Form 10-K for 1993.* +

            (q) Lease and financing agreements dated January 4, 1994 between registrant's French subsidiary, A.S.E. Partners, and (i) the Corporation for the Financing of Commercial Buildings ("FINABAIL") and
                         (ii) the Association for the Financing of Commercial Buildings ("U.I.S.") - Exhibit 10(r) to registrant's Form 10-K for 1993.*

            (r) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

      (11)               Statement regarding computation of per share earnings.
                         Filed herewith.

      (12) Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. Filed herewith.

          (21)               Subsidiaries of the registrant.  Filed herewith.

          (27)               Financial Data Schedule.  Filed herewith





* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-9776.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 1995.

                                        UNITED STATES SURGICAL CORPORATION
                                                    (REGISTRANT)

                                        By: /s/ HOWARD M. ROSENKRANTZ
                                           --------------------------------
                                                (HOWARD M. ROSENKRANTZ
                                            SENIOR VICE PRESIDENT, FINANCE
                                              AND CHIEF FINANCIAL OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                      TITLE                                    DATE
          ---------                                      -----                                    ----
  /s/ LEON C. HIRSCH                       Chairman of the Board, President                February 7, 1995
- ------------------------------------       and Chief Executive Officer
  (Leon C. Hirsch)                         (Principal Executive Officer)
                                           and Director

  /s/ JULIE K. BLAKE                       Director                                        February 7, 1995
- ------------------------------------
  (Julie K. Blake)

  /s/ JOHN A. BOGARDUS, JR.                Director                                        February 7, 1995
- ------------------------------------
  (John A. Bogardus, Jr.)

  /s/ THOMAS R. BREMER                     Director                                        February 7, 1995
- ------------------------------------
  (Thomas R. Bremer)

  /s/ TURI JOSEFSEN                        Director                                        February 7, 1995
- ------------------------------------
  (Turi Josefsen)

                                           Director                                        February 7, 1995
- ------------------------------------
  (Douglas L. King)

                                           Director                                        February 7, 1995
- ------------------------------------
  (Zanvyl Krieger)

                                           Director                                        February 7, 1995
- ------------------------------------
  (Bruce S. Lustman)

  /s/ WILLIAM F. MAY                       Director                                        February 7, 1995
- ------------------------------------
  (William F. May)

  /s/ MARIANNE SCIPIONE                    Director                                        February 7, 1995
- ------------------------------------
  (Marianne Scipione)

                                           Director                                        February 7, 1995
- ------------------------------------
  (John R. Silber)

                                           Director                                        February 7, 1995
- ------------------------------------
  (Douglas T. Tansill)

  /s/ JOSEPH C. SCHERPF                    Vice President and Controller                   February 7, 1995
- ------------------------------------       (Principal Accounting Officer)
  (Joseph C. Scherpf)

                       UNITED STATES SURGICAL CORPORATION

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                      Page
                                                                                                      ----
Independent Auditors' Report and Consent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Management Report on Responsibility for Financial Reporting   . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Balance Sheets - December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Operations - Years Ended December 31, 1994,
  1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Changes in Stockholders' Equity - Years
  Ended December 31, 1994, 1993 and 1992    . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 1994,
  1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-8

Schedule VIII - Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . . . . . . .    S-1





      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

      We have audited the accompanying consolidated financial statements and financial statement schedule of United States Surgical Corporation and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of United States Surgical Corporation for the year ended December 31, 1994. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United States Surgical Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
- ---------------------
Deloitte & Touche LLP

Stamford, Connecticut
January 24, 1995, except
for Note C, as to which the
date is February 1, 1995


                         INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

      We consent to the incorporation by reference in United States Surgical Corporation's Registration Statement No. 2-96790 on Form S-3 and Registration Statements Nos. 2-64804, 2-78663, 33-3419, 33-13997, 33-37328, 33-38710,
33-40171, 33-59278 and 33-61912 on Form S-8 of our report dated January 24, 1995 (except for Note C, as to which the date is February 1, 1995) and appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1994. We also consent to the reference to us, under the heading "Financial Statements" in the Registration Statement on Form S-3.


/s/ DELOITTE & TOUCHE LLP
- ---------------------
Deloitte & Touche LLP

Stamford, Connecticut
February 1, 1995

                      MANAGEMENT REPORT ON RESPONSIBILITY
                            FOR FINANCIAL REPORTING


The management of United States Surgical Corporation and its subsidiaries (the "Company") has the responsibility for preparing the accompanying consolidated financial statements and related notes. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts based upon judgments and estimates by management. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management of the Company has established and maintains a system of internal controls that provide reasonable assurance that the accounting records may be relied upon for the preparation of the consolidated financial statements. Management continually monitors the system of internal controls for compliance. Also, the Company maintains an internal auditing function that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. The Company's consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the Company's financial records and related data. In addition, in order to express an opinion on the Company's consolidated financial statements, Deloitte & Touche LLP considered the internal accounting control structure in order to determine the extent of their auditing procedures for the purpose of expressing such opinion but not to provide assurance on the internal control structure. Management believes that the Company's system of internal controls is adequate to accomplish the objectives discussed herein.

The Board of Directors monitors the internal control system through its Audit Committee which consists solely of outside directors. The Audit Committee meets periodically with the independent auditors, internal auditors and senior financial management to determine that they are properly discharging their responsibilities.





                                 Leon C. Hirsch
                                 Chief Executive Officer




                                 Howard M. Rosenkrantz
                                 Chief Financial Officer

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
- -----------------------------------------------------------------------------------------------------------------
In thousands except share data                                                      1994             1993
- -----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        $   11,300       $      900
  Receivables, less allowance of $7,300 (1994); $5,000 (1993)   . . . . .           211,500          197,900
  Inventories:
    Finished goods    . . . . . . . . . . . . . . . . . . . . . . . . . .            95,500          113,000
    Work in process   . . . . . . . . . . . . . . . . . . . . . . . . . .            27,100           36,900
    Raw materials   . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,600           62,300
                                                                                  ---------        ---------
                                                                                    167,200          212,200
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            49,500           53,800
                                                                                  ---------        ---------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . .           439,500          464,800
                                                                                  ---------        ---------

Property, plant, and equipment (net)  . . . . . . . . . . . . . . . . . .           540,000          592,200

Other assets (net)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           124,000          113,500
                                                                                  ---------        ---------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,103,500       $1,170,500
                                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . .        $   29,500       $   50,200
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           125,200          137,500
  Income taxes payable    . . . . . . . . . . . . . . . . . . . . . . . .            29,400           28,800
                                                                                  ---------        ---------
         Total Current Liabilities    . . . . . . . . . . . . . . . . . .           184,100          216,500

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           248,500          505,300

Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .             8,900            4,800

Stockholders' equity:
  Preferred stock $5.00 par value, authorized 2,000,000 shares;
    9.76% Series A cumulative convertible, 177,400 shares
    issued and outstanding (liquidation value - $200 million)   . . . . .               900
  Additional paid-in capital - preferred stock  . . . . . . . . . . . . .           190,600
  Common stock $.10 par value, authorized 250,000,000 shares;
    issued, 64,973,192 at December 31, 1994 and 64,402,144 at
    December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . .             6,500            6,400
  Additional paid-in capital - common stock   . . . . . . . . . . . . . .           380,700          371,700
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .           178,100          178,300
  Installment receivables from sale of common stock   . . . . . . . . . .                             (5,400)
  Treasury stock at cost; 8,137,053 shares at
    December 31, 1994 and 8,144,386 shares at
    December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . .           (86,700)         (86,700)
  Accumulated translation adjustments   . . . . . . . . . . . . . . . . .            (8,100)         (20,400)
                                                                                  ---------        ---------
         Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .           662,000          443,900
                                                                                  ---------        ---------

Commitments and contingencies

         Total Liabilities and Stockholders' Equity . . . . . . . . . . .        $1,103,500       $1,170,500
                                                                                  =========        =========

                See Notes to Consolidated Financial Statements.

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended December 31,
                                                    -----------------------------------------------------------------
In thousands, except per share data                 1994                        1993                   1992
- ---------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . .      $918,700                  $1,037,200             $1,197,200
                                                    -------                   ---------              ---------

Costs and expenses:
  Cost of products sold   . . . . . . . . . .       463,600                     518,400                483,100
  Research and development  . . . . . . . . .        37,500                      50,800                 43,800
  Selling, administrative and general   . . .       366,700                     449,300                462,700
  Interest  . . . . . . . . . . . . . . . . .        18,200                      18,500                 14,700
  Restructuring charges   . . . . . . . . . .                                   137,600
                                                    -------                   ---------              ---------
         Total costs and expenses . . . . . .       886,000                   1,174,600              1,004,300
                                                    -------                   ---------              ---------

Income (loss) before income taxes . . . . . .        32,700                    (137,400)               192,900

Income taxes  . . . . . . . . . . . . . . . .        13,500                       1,300                 54,000
                                                    -------                   ---------              ---------

Net income (loss) . . . . . . . . . . . . . .        19,200                    (138,700)               138,900

Preferred stock dividends . . . . . . . . . .        14,900
                                                    -------                   ---------               --------

Net income (loss) applicable to
  common stock  . . . . . . . . . . . . . . .      $  4,300                  $ (138,700)            $  138,900
                                                  =========                  ==========              =========

Average number of common shares and
  and common share equivalents
    outstanding   . . . . . . . . . . . . . .        56,600                      56,000                 59,900
                                                  =========                  ==========              =========

Net income (loss) per common share
  and common share equivalents
  (primary and fully diluted)   . . . . . . .      $    .08                  $    (2.48)            $     2.32
                                                        ===                       =====                   ====

Dividends paid per common share . . . . . . .      $    .08                       $.245             $      .30
                                                        ===                        ====                    ===


                See Notes to Consolidated Financial Statements.

  United States Surgical Corporation and Subsidiaries
  Consolidated Statements of Changes in Stockholders' Equity

                                                                                  Additional                 Additional
                                                                                    Paid-in                   Paid-in
                                                                  Preferred        Capital -       Common    Capital -    Retained
  Years ended December 31, 1994, 1993 and 1992                      Stock          Preferred        Stock      Common     Earnings
  --------------------------------------------------------------------------------------------------------------------------------
  Dollars in thousands except share data
  --------------------------------------

  BALANCE AT JANUARY 1, 1992  . . . . . . . . . . . . . .                                        $6,100     $192,800     $208,200
    Common stock issued to employees-net
      (3,110,529 shares)  . . . . . . . . . . . . . . . .                                           300       48,000
    Amortization and adjustment of deferred
      compensation  . . . . . . . . . . . . . . . . . . .                                                     (1,500)
    Income tax benefit from stock options exercised   . .                                                     50,000
    Acquisition of common stock for treasury
      (269,204 shares)  . . . . . . . . . . . . . . . . .
    Reissuance of common stock from treasury for
      acquisition (580,020 shares)  . . . . . . . . . . .                                                     55,900
    Aggregate adjustment resulting from the
      translation of foreign financial statements   . . .
    Dividends paid ($ .30 per share)  . . . . . . . . . .                                                                 (16,400)
    Net income  . . . . . . . . . . . . . . . . . . . . .                                                                 138,900
                                                                                                 ------     --------     --------

  Balance at December 31, 1992  . . . . . . . . . . . . .                                         6,400      345,200      330,700
    Common stock issued to employees-net
      (626,079 shares)  . . . . . . . . . . . . . . . . .                                                     12,100
    Income tax benefit from stock options exercised
      recognized upon adoption of FAS 109   . . . . . . .                                                     14,400
    Payment received from officer on installment
      receivables   . . . . . . . . . . . . . . . . . . .
    Aggregate adjustment resulting from the
      translation of foreign financial statements   . . .
    Dividends paid ($.245 per share)  . . . . . . . . . .                                                                 (13,700)
    Net loss  . . . . . . . . . . . . . . . . . . . . . .                                                                (138,700)
                                                                   ----         --------         ------     --------     --------
  BALANCE AT DECEMBER 31, 1993  . . . . . . . . . . . . .                                         6,400      371,700      178,300
    Issuance of preferred stock (177,400) shares  . . . .          $900         $190,600
    Common stock issued to employees-net
      (577,991 shares)  . . . . . . . . . . . . . . . . .                                           100        7,900
    Income tax benefit from stock
      options exercised   . . . . . . . . . . . . . . . .                                                      1,100
    Payment received from officer on installment
      receivables   . . . . . . . . . . . . . . . . . . .
    Aggregate adjustment resulting from the
      translation of foreign financial statements   . . .
    Preferred stock dividends   . . . . . . . . . . . . .                                                                 (14,900)
    Common stock dividends paid
      ($ .08 per share)   . . . . . . . . . . . . . . . .                                                                  (4,500)
    Net income  . . . . . . . . . . . . . . . . . . . . .                                                                  19,200
                                                                    ---         --------         ------     --------     --------
  Balance at December 31, 1994  . . . . . . . . . . . . .          $900         $190,600         $6,500     $380,700     $178,100
                                                                    ===          =======          =====      =======      =======

                                                                           Deferred          Installment
                                                      Accumulated        Compensation        Receivables
                                                      Translation        Arising from       from Sale of   Treasury
  Years ended December 31, 1994, 1993 and 1992        Adjustments      Restricted Stock     Common Stock     Stock       Total
  ------------------------------------------------------------------------------------------------------------------------------
  Dollars in thousands except share data
  --------------------------------------

  BALANCE AT JANUARY 1, 1992  . . . . . . . . . . . .   $6,200            $(4,200)            $(8,100)     $(71,100)   $329,900
    Common stock issued to employees-net
      (3,110,529 shares)  . . . . . . . . . . . . . .                                                                    48,300
    Amortization and adjustment of deferred
      compensation  . . . . . . . . . . . . . . . . .                       4,200                                         2,700
    Income tax benefit from stock options exercised .                                                                    50,000
    Acquisition of common stock for treasury
      (269,204 shares)  . . . . . . . . . . . . . . .                                           2,100       (18,200)    (16,100)
    Reissuance of common stock from treasury for
      acquisition (580,020 shares)  . . . . . . . . .                                                         2,600      58,500
    Aggregate adjustment resulting from the
      translation of foreign financial statements . .   (5,800)                                                          (5,800)
    Dividends paid ($ .30 per share)  . . . . . . . .                                                                   (16,400)
    Net income  . . . . . . . . . . . . . . . . . . .                                                                   138,900
                                                        ------            -------             -------      --------     -------

  Balance at December 31, 1992  . . . . . . . . . . .      400                  0              (6,000)      (86,700)    590,000
    Common stock issued to employees-net
      (626,079 shares)  . . . . . . . . . . . . . . .                                                                    12,100
    Income tax benefit from stock options exercised
      recognized upon adoption of FAS 109   . . . . .                                                                    14,400
    Payment received from officer on installment
      receivables   . . . . . . . . . . . . . . . . .                                             600                       600
    Aggregate adjustment resulting from the
      translation of foreign financial statements   .  (20,800)                                                         (20,800)
    Dividends paid ($.245 per share)  . . . . . . . .                                                                   (13,700)
    Net loss  . . . . . . . . . . . . . . . . . . . .                                                                  (138,700)
                                                        ------            -------             -------      --------     -------

  BALANCE AT DECEMBER 31, 1993  . . . . . . . . . . .  (20,400)                 0              (5,400)      (86,700)    443,900
    Issuance of preferred stock (177,400) shares  . .                                                                   191,500
    Common stock issued to employees-net
      (577,991 shares)  . . . . . . . . . . . . . . .                                                                     8,000
    Income tax benefit from stock
      options exercised   . . . . . . . . . . . . . .                                                                     1,100
    Payment received from officer on installment
      receivables   . . . . . . . . . . . . . . . . .                                           5,400                     5,400
    Aggregate adjustment resulting from the
      translation of foreign financial statements   .   12,300                                                           12,300
    Preferred stock dividends   . . . . . . . . . . .                                                                   (14,900)
    Common stock dividends paid
      ($ .08 per share)   . . . . . . . . . . . . . .                                                                    (4,500)
    Net income  . . . . . . . . . . . . . . . . . . .                                                                    19,200
                                                        ------            -------             -------      --------     -------
  Balance at December 31, 1994  . . . . . . . . . . . $ (8,100)         $       0           $       0      $(86,700)   $662,000
                                                        ======            =======             =======        =======    =======

                See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
- --------------------------------------------------------------------------------------------------------------------------------
In thousands                                                                       1994             1993              1992
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . .      $  913,100       $1,103,300       $1,087,700
  Cash paid to vendors, suppliers, and employees  . . . . . . . . . . . . .        (749,300)        (941,200)        (905,900)
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,800)         (18,300)         (15,600)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (14,900)         (12,800)         (18,400)
                                                                                   --------      -----------       ----------
    Net cash provided by operating activities   . . . . . . . . . . . . . .         124,100          131,000          147,800
                                                                                   --------      -----------       ----------

Cash flows from investing activities:
  Additions to property, plant, and equipment   . . . . . . . . . . . . . .         (47,000)        (216,400)        (270,700)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,600          (31,100)         (31,100)
                                                                                   --------       -----------      ----------
    Net cash used in investing activities   . . . . . . . . . . . . . . . .         (36,400)        (247,500)        (301,800)
                                                                                   --------       ----------       ----------

Cash flows from financing activities:
  Long-term debt borrowings under credit agreements   . . . . . . . . . . .       3,483,900        2,614,400        1,840,800
  Long-term debt repayments under credit agreements   . . . . . . . . . . .      (3,753,800)      (2,495,900)      (1,696,000)
  Issuance of preferred stock, net  . . . . . . . . . . . . . . . . . . . .         191,500
  Common stock issued from stock plans  . . . . . . . . . . . . . . . . . .          13,400           12,100           48,000
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (14,500)         (13,700)         (16,400)
  Acquisition of common stock for treasury  . . . . . . . . . . . . . . . .                                           (16,100)
                                                                                  ---------       ----------       ----------
    Net cash (used in) provided by financing activities   . . . . . . . . .         (79,500)         116,900          160,300
                                                                                  ---------       ----------       ----------

Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . .           2,200           (2,000)          (6,400)
                                                                                  ---------       ----------      -----------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .          10,400           (1,600)            (100)
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . .             900            2,500            2,600
                                                                                  ---------       ----------      -----------

Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . .      $   11,300       $      900       $    2,500
                                                                                  =========        =========        =========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   19,200       $ (138,700)      $  138,900
                                                                                   --------        ---------        ---------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          89,400           83,200           59,400
    Amortization of deferred compensation   . . . . . . . . . . . . . . . .                                             4,200
    Asset writedowns - restructuring  . . . . . . . . . . . . . . . . . . .                           73,800
    Adjustment of property, plant, and equipment reserves   . . . . . . . .          22,300           17,400            3,900
    Receivables -- (increase) decrease  . . . . . . . . . . . . . . . . . .          (3,300)          67,800         (108,200)
    Inventories -- decrease (increase)  . . . . . . . . . . . . . . . . . .           7,400          (48,400)         (75,800)
    Adjustment of inventory reserves  . . . . . . . . . . . . . . . . . . .          39,200           44,200           29,900
    Accounts payable and accrued liabilities -- (decrease) increase   . . .         (42,500)          34,300           51,400
    Income taxes payable and deferred -- (decrease)   . . . . . . . . . . .          (2,900)         (24,300)         (14,100)
    Income tax benefit from stock options exercised   . . . . . . . . . . .           1,100           14,400           50,000
    Other assets -- net   . . . . . . . . . . . . . . . . . . . . . . . . .          (5,800)           7,300            8,200
                                                                                  ---------        ---------        ---------
         Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .         104,900          269,700            8,900
                                                                                  ---------        ---------        ---------

Net cash provided by operating activities . . . . . . . . . . . . . . . . .      $  124,100       $  131,000       $  147,800
                                                                                  =========        =========        =========

                See Notes to Consolidated Financial Statements.

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              CONSOLIDATION.  The consolidated financial statements include the accounts and transactions of United States Surgical Corporation and Subsidiaries (the "Company"), excluding
              intercompany accounts and transactions.   Certain subsidiaries
              (including branches), primarily operating outside the United States, are included in the consolidated financial statements on a fiscal-year basis ending November 30.

              PROPERTY, PLANT, AND EQUIPMENT. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

                                                                                    Years
                      ---------------------------------------------------------------------
                      Buildings . . . . . . . . . . . . . . . . . . . . . . .         40
                      Molds and dies  . . . . . . . . . . . . . . . . . . . .       5 to  7
                      Machinery and equipment . . . . . . . . . . . . . . . .       3 to 10
                      Leasehold improvements  . . . . . . . . . . . . . . . .       5 to 30

                      The Company capitalizes interest incurred on funds used to construct property, plant, and equipment. Interest capitalized during 1994, 1993 and 1992 was immaterial.

              INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

              OTHER ASSETS. The Company capitalizes and includes in Other Assets the costs of acquiring patents on its products, the costs of computer software developed and used in its information processing systems, goodwill arising from the excess of cost over the fair value of net assets of purchased businesses and deferred start-up costs incurred prior to 1991 relating to the Company's entrance in 1991 into the suture portion of the wound management market. These costs are amortized on the straight-line basis over the following estimated useful lives:

                                                                                   Years
                      --------------------------------------------------------------------
                      Patents . . . . . . . . . . . . . . . . . . . . . . . .        10
                      Computer software costs . . . . . . . . . . . . . . . .      3 to  4
                      Deferred start-up costs . . . . . . . . . . . . . . . .         5
                      Goodwill  . . . . . . . . . . . . . . . . . . . . . . .     10 to 40

              REVENUE RECOGNITION. Revenues from sales are recognized when products are sold directly by the Company to ultimate consumers, primarily hospitals, or to authorized distributors.

              FOREIGN CURRENCY TRANSLATION. For translation of the financial statements of its international operations the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of foreign operations are translated at year end exchange rates, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are made directly to the Accumulated Translation Adjustments component of Stockholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

              NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT. Net income (loss) per common share and common share equivalent is based on the weighted average number of common shares and, where material, common share equivalents (stock options) outstanding. Common share equivalents are not included in the computation of net income (loss) per share in 1994 and 1993 since the effect of their inclusion would be antidilutive.

              NOTE B - RESTRUCTURING CHARGES

              In the second half of 1993 the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position through property divestitures and consolidations and a reduction in its management, administrative and direct labor workforce. During 1993 the Company recorded restructuring charges of $138 million ($130 million after taxes). These charges consisted primarily of write downs of certain real estate to estimated net realizable value ($79 million), provisions for lease buyout expenses ($24 million), severance costs ($30 million) and write down of other assets ($5 million).

                   The majority of the restructuring charges were non-cash in nature. Accrued Liabilities at December 31, 1993 included $56 million related primarily to severance costs and accrued lease obligations, the majority of which was paid in 1994. Included in restructuring charges was a $58 million charge related to the Company's new European building complex and distribution center at Elancourt, France. The Company decided to sublease unutilized space rather than occupy the entire Elancourt facility when it became apparent that projected worldwide sales growth and the pace of reduction in trade barriers and related considerations among European countries did not meet Company expectations. The estimated net realizable value of these facilities was based upon the present value of rental income expected to be received, assuming the facilities were subleased after one year.

                     The Company has several companies interested in
              subleasing the unutilized space in its building complex and distribution center in Elancourt, France and is hopeful that a subleasing arrangement will be consummated in 1995 at a lease rental which approximates the written down carrying value of the facility. The Company has either terminated or bought out the leases on the majority of those other leased properties which were part of the 1993 restructuring charges. All of the employees whose severance was included in the 1993 restructuring charges have been terminated and the vast majority of the Company's severance obligations have been paid as of December 31, 1994. Approximately $38 million of the restructuring charges resulted in cash outflows related to severance and accrued lease obligations, the majority of which was funded through operating cash flows and credit facilities in 1994. Accrued restructuring charges at December 31, 1994 are approximately $18 million and relate primarily to accrued lease buyout expenses ($15 million) and unpaid severance costs ($3 million). The majority of accrued restructuring charges are expected to be liquidated by December 31, 1995.

              NOTE C - ACQUISITIONS

              In November 1994 the Company signed a letter of intent to purchase the assets of its independent distributor in Japan, which consist of real property with a book value of approximately $10 million, inventories of products purchased by the distributor from the Company at the distributor's cost of approximately $17 million and intangible assets (primarily goodwill). The Company substantially completed its due diligence investigations in December 1994 and it signed the Asset Purchase Agreement on February 1, 1995 for a purchase price of approximately $61 million payable over seven years at no interest (present value of the purchase price approximately $46 million). Before the closing of the transaction can occur the transaction must receive the approval of two governmental authorities in Japan, which the Company expects to receive in March 1995. In anticipation of the reacquisition of the distributor's inventory of products previously purchased by the distributor from the Company, the Company reduced 1994 sales revenue and gross profit by approximately $17 million and $8 million ($.14 per common share), respectively, based upon the inventory quantities on-hand at the distributor's warehouse as of December 31, 1994.

                     In July 1992, the Company purchased all of the
              outstanding common stock of EndoTherapeutics for approximately $60 million of the Company's common stock (approximately 580,000 shares). Under the purchase agreement the Company acquired EndoTherapeutics' laparoscopic surgical technology, including the trocar and pneumoperitoneum needle patents which the Company previously licensed from EndoTherapeutics, technical know-how and other assets. The acquisition has been accounted for by the purchase method. The purchase price has been primarily allocated to the acquired patents which are included in Other Assets.

              NOTE D - PROPERTY, PLANT, AND EQUIPMENT

              At December 31, 1994 and 1993, Property, plant, and equipment
             (at cost) were comprised of the following items:

             In thousands                                                  1994           1993
             -------------------------------------------------------------------------------------
             Land  . . . . . . . . . . . . . . . . . . . . . . . . .      $  23,800       $ 20,700
             Buildings . . . . . . . . . . . . . . . . . . . . . . .        149,600        163,400
             Molds and dies  . . . . . . . . . . . . . . . . . . . .        100,500        114,300
             Machinery and equipment . . . . . . . . . . . . . . . .        321,700        306,600
             Leasehold improvements  . . . . . . . . . . . . . . . .        155,500        147,100
                                                                            -------        -------
                                                                            751,100        752,100
             Less allowance for depreciation and amortization  . . .       (211,100)      (159,900)
                                                                            -------        -------
                                                                           $540,000       $592,200
                                                                            =======        =======

                    Property, plant, and equipment at December 31, 1994 includes land and building in Elancourt, France with a net book value of $70 million. During 1994 the Company removed from its Balance Sheet Property, plant and equipment which was fully depreciated with a cost of $19 million.

              NOTE E - OTHER ASSETS

              At December 31, 1994 and 1993 Other Assets (net of accumulated amortization of $57 million and $61 million in 1994 and 1993, respectively) were comprised of the following items:

             In thousands                                                   1994           1993
             -------------------------------------------------------------------------------------
             Patents . . . . . . . . . . . . . . . . . . . . . . . .      $ 57,200      $  59,200
             Computer software costs . . . . . . . . . . . . . . . .         8,300         12,500
             Deferred start-up costs . . . . . . . . . . . . . . . .         4,200          8,300
             Goodwill  . . . . . . . . . . . . . . . . . . . . . . .         5,200          5,600
             Prepaid rent  . . . . . . . . . . . . . . . . . . . . .        19,700         10,400
             Other . . . . . . . . . . . . . . . . . . . . . . . . .        29,400         17,500
                                                                          --------       --------
                                                                          $124,000       $113,500
                                                                           =======        =======

                    During 1994 the Company removed from its Balance Sheet
             fully amortized Other Assets with a cost of $23 million.

             NOTE F - INCOME TAXES

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) in February 1992, and the Company was required to adopt FAS 109 by January 1, 1993. This statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax return bases of assets and liabilities and their financial statement amounts.

                   Prior to 1993, provisions were made by the Company for
              deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial reporting purposes. The effect of the adoption of FAS 109 on a prospective basis from January 1, 1993 was not material.

                   A summary of the source of income (loss) before income taxes follows:

              In thousands                             1994             1993              1992
              -------------------------------------------------------------------------------------
              Domestic (a)  . . . . . . . . .          $35,600       $  (61,800)        $171,800
              Foreign . . . . . . . . . . . .           (2,900)         (75,600)          21,100
                                                        ------         --------          -------
                                                       $32,700        $(137,400)        $192,900
                                                        ======         ========          =======

              (a) Includes Puerto Rico and U.S. branches in foreign locations.

              A summary of the provision for income taxes follows:

              In thousands                             1994             1993              1992
              -------------------------------------------------------------------------------------
              Current:
                 Federal . . . . . . . . . .         $  1,700
                 Foreign . . . . . . . . . .            1,000        $   4,800          $13,900
                 State and local (a) . . . .            6,500            4,700            4,000

              Deferred:
                 Federal . . . . . . . . . .             (900)                           23,400
                 Foreign . . . . . . . . . .              500           (8,800)            (300)
                 State and local (a) . . . .            4,700              600           13,000
                                                      -------           ------           ------
                                                      $13,500        $   1,300          $54,000
                                                       ======            =====           ======

              (a) Includes Puerto Rico.

                   A reconciliation between income taxes based on the
              application of the statutory federal income tax rate (1994 and 1993 - 35%; 1992 - 34%) to income before income taxes and the provision for income taxes as set forth in the Consolidated Statements of Operations follows:

              In thousands                             1994             1993              1992
              -------------------------------------------------------------------------------------
              Provision (benefit) for taxes
                at statutory rates                   $11,400         $(48,100)         $65,600
              Benefit of operating loss not
                recognized for U.S. federal
                or foreign taxes                       6,500           65,700
              State and local income taxes,
                net of federal income tax
                benefit                                  900              800            5,000
              Foreign income taxed at rates
                different than U.S.
                statutory rate                         1,600            1,600            6,400
              Tax savings from operations
                in Puerto Rico                        (7,500)         (18,700)         (25,000)
                Other                                    600                             2,000
                                                      ------          -------           ------
                                                     $13,500         $  1,300          $54,000
                                                      ======          =======           ======

                   The Company has provided for taxes on the income of its
              manufacturing subsidiary's operations in Puerto Rico at an effective rate that is lower than the U.S. federal income tax statutory rate. This rate reflects the fact that approximately 90% of income is exempt from local taxes in Puerto Rico as well as the availability of a tax credit under Section 936 of the Internal Revenue Code. Withholding taxes at a negotiated rate of 7% (6% in 1993 and 5% in 1992) have been provided on the expected repatriation of the income of this subsidiary.

                   At December 31, 1994 deferred tax liabilities and assets
              under FAS 109 were comprised of the following:

                    Patent amortization                                      $  21,700
                    Depreciation                                                30,900
                    Operating leases                                             8,500
                    Other                                                       10,900
                                                                              --------
                         Gross deferred tax liabilities                         72,000
                                                                              --------

                    Restructuring reserves                                      28,700
                    Inventory reserves                                          32,800
                    Fixed asset reserves                                        25,300
                    Accrued expenses                                             9,500
                    Other                                                       15,700
                    Tax net operating loss carryforwards                       142,800
                    Tax credit carryforwards                                    29,500
                                                                              --------

                         Gross deferred tax assets                             284,300
                    Less:  Valuation allowance                                (204,600)
                                                                              --------
                                                                                79,700
                                                                              --------

                    Net deferred tax assets                                 $    7,700
                                                                              ========

                   Deferred taxes resulted from temporary differences in the
              recognition of revenue and expense for tax and financial statement purposes. The source of the temporary differences, none of which are individually material, are: the use of accelerated methods of computing depreciation for income tax purposes and the straight-line method for financial reporting purposes; expensing certain patent costs as incurred for income tax purposes and capitalizing and amortizing them over their estimated useful lives for financial reporting purposes; accruals and provisions not currently deductible for tax purposes; expensing certain deferred start-up costs incurred for income tax purposes and deferring and amortizing such costs over a five year period for financial reporting purposes; and other temporary differences applicable to current assets and liabilities.

                   At December 31, 1994 current deferred tax assets of $6
              million and non-current deferred tax assets of $12 million were included in the Consolidated Balance Sheet captions Other Current Assets and Other Assets, respectively. Current deferred tax liabilities of $1 million and non-current deferred tax liabilities of $9 million were included in the Consolidated Balance Sheet captions Income Taxes Payable and Deferred Income Taxes, respectively.

                   The Company's loss carryforwards prior to 1993 are primarily attributable to compensation expense deductions on its income tax return which were not recognized for financial accounting purposes. A valuation allowance in the amount of $205 million has been recorded as of December 31, 1994 ($198 million at December 31, 1993) because of the uncertainty over the future utilization of the tax benefit of its gross deferred tax assets.

                   At December 31, 1994 the Company's consolidated subsidiaries have unremitted earnings of $110 million on which the Company has not accrued a provision for U.S. federal income taxes since these earnings are considered to be permanently invested. The amount of the unrecognized deferred tax liability relating to unremitted earnings was approximately $28 million at December 31, 1994.

                   The Internal Revenue Service completed its examination of the
              Company's tax returns through December 31, 1983 resulting in no material impact on the Company's consolidated financial statements. The Internal Revenue Service has examined the Company's tax returns for the period 1984 through 1990 and it has proposed adjustments to increase the Company's tax liability for certain of these years. Based upon the advice of tax counsel, the Company believes that it has substantial support for its filing positions and does not believe that the results of the tax audit will have a material effect on the consolidated financial statements of the Company but may reduce the availability of fully reserved net operating loss and tax credit carryforwards.

                   The Company has available for U.S. Federal income tax return purposes the following net operating loss and tax credit carryforwards:

                                                        NET           INVESTMENT          RESEARCH
                                                     OPERATING            TAX             AND OTHER
              IN THOUSANDS                            LOSSES            CREDITS            CREDITS
              -------------------------------------------------------------------------------------
              YEAR SCHEDULED TO EXPIRE:
              1995  . . . . . . . . . . . . . .                         $   800
              1996  . . . . . . . . . . . . . .                           1,400
              1997  . . . . . . . . . . . . . .                           1,400
              1998  . . . . . . . . . . . . . .                           1,300           $  200
              1999  . . . . . . . . . . . . . .                             900              100
              2000  . . . . . . . . . . . . . .      $ 7,200                900              300
              2001  . . . . . . . . . . . . . .                             500              500
              2002  . . . . . . . . . . . . . .                                              700
              2003  . . . . . . . . . . . . . .                                              800
              2004  . . . . . . . . . . . . . .                                              500
              2005  . . . . . . . . . . . . . .       23,500(a)                            1,800
              2006  . . . . . . . . . . . . . .       52,400(a)                            3,000
              2007  . . . . . . . . . . . . . .      133,600(a)                            6,500
              2008  . . . . . . . . . . . . . .       39,800(a)                            2,800
              2009  . . . . . . . . . . . . . .          300(a)
                                                     -------             ------           ------
                                                    $256,800             $7,200          $17,200
                                                     =======              =====           ======

                   In addition, the Company has available for state and foreign income tax return purposes net operating loss carryforwards of $141 million and $93 million, respectively, and tax credits of $5 million which expire at various dates.

                   (a) The exercise of stock options which have been granted under the Company's various stock option plans and the vesting of restricted stock give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options and restricted stock and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital - Common Stock. In the years ended December 31, 1990 - 1992 such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase Additional Paid-in Capital. The compensation deductions arising from the exercise of stock options were not material in 1993 and 1994.

              NOTE G - ACCRUED LIABILITIES

              Included in Accrued Liabilities at December 31, 1994 are accrued restructuring charges $18 million (1993 - $56 million), accrued inventory repurchase $17 million (1993 - $0), accrued payroll, property and sales taxes $15 million (1993 - $15 million) and accrued commissions $12 million (1993 - $14 million).

              NOTE H - LONG-TERM DEBT

              At December 31, 1994 the Company had $161 million in bank borrowings and $88 million in financing lease obligations outstanding relating to its European headquarters office building and distribution center complex in Elancourt, France.

                   During 1994, the Company entered into a new $400 million
              syndicated credit agreement which replaced its previous $675 million revolving credit and term loan agreement with various banks and which matures in January 1997. The syndicated credit facility provides the Company with a choice of borrowings with interest rates based upon the banks' CD rate, the Euro-dollar rate or the London Interbank Offered Rate (LIBOR). The actual interest charges paid by the Company are determined by a pricing schedule which considers the ratio of consolidated debt at each calendar quarter end to consolidated earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The effective interest rate on long-term bank debt outstanding as of December 31, 1994 and 1993 was 7.7% and 5.3%, respectively.

                   The new credit agreement and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth ($476 million), fixed charges coverage and a maximum ratio of total debt to total capitalization (60%), as defined. The Company is prohibited from declaring dividends on its common stock in excess of $1.25 million per quarter, subject to changes in the number of common shares outstanding, until it achieves investment grade status, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

                   At December 31, 1994, the scheduled principal repayments
              under loan agreements and future minimum payments under a financing lease were as follows:

                                                        Bank
                                                       Credit           Financing
              In thousands                            Facility            Lease            Total
              -----------------------------------------------------------------------------------------
              1995  . . . . . . . . . . . . . .                        $  8,700        $  8,700
              1996  . . . . . . . . . . . . . .                           8,700           8,700
              1997  . . . . . . . . . . . . . .       $161,000            8,700         169,700
              1998  . . . . . . . . . . . . . .                           8,800           8,800
              1999  . . . . . . . . . . . . . .                          10,100          10,100
              After 1999  . . . . . . . . . . .                         121,600         121,600
                                                      --------          -------         -------
                                                       161,000          166,600         327,600
              Current portion long-term debt. .                          (1,300)         (1,300)
              Amount representing interest. . .                         (77,800)        (77,800)
                                                      --------         --------         --------
              Long-term debt  . . . . . . . . .       $161,000         $ 87,500        $248,500
                                                       =======         ========         ========

              NOTE I - STOCKHOLDERS' EQUITY

              On March 28, 1994 the Company issued approximately $200 million of 9.76% Series A Convertible Preferred Stock (convertible into a maximum of approximately 8.9 million shares or a minimum of approximately 8.5 million shares of the Company's Common Stock), par value $5 per share, in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. Dividends on the Convertible Preferred Stock are cumulative at the annual rate of $110 per share, payable quarterly in arrears commencing July 1, 1994. On April 1, 1998 each share of Convertible Preferred Stock outstanding will automatically convert into 50 shares of Common Stock of the Company, and prior to this date it may be converted into 47.65 shares of Common Stock at any time at the option of the holder. The Company may redeem the Convertible Preferred Stock at any time after April 1, 1997 for 50 shares of Common Stock together with an additional cash dividend of up to $27.50 per share, declining ratably after April 1, 1997 to $0 by March 1, 1998. The Preferred Stock trades principally as depositary receipts, each representing a one-fiftieth interest in a share of Preferred Stock. The proceeds from the sale of Preferred Stock were used to reduce bank indebtedness.

              The Company had 56,836,139 and 56,257,758 shares of its $.10 par value Common Stock outstanding as of December 31, 1994 and 1993, respectively. In the past, the Company announced programs to repurchase up to a total of 9,200,000 shares of its outstanding Common Stock. As of December 31, 1994, a total of 8,712,537 shares (0 in 1994 and 1,010 in 1993) had been acquired at a total cost of $89.3 million. Acquired shares are being held as treasury shares, the majority of which are reserved for issuance upon conversion of the Company's Preferred Stock.

                   Shares of Common Stock reserved for future issuance in
              connection with restricted stock awards, stock option plans and employee stock purchase plans, etc. amounted to 17,631,774 and 16,057,440 at December 31, 1994 and 1993, respectively. The Compensation/Option Committee (the "Committee") of the Board of Directors is responsible for administering the Company's stock compensation plans.

                   The Restricted Stock Incentive Plan (the "Incentive Plan")
              provides for grants to key employees of the Company's Common Stock in the maximum aggregate amount of 5,000,000 shares. As of December 31, 1994, 3,839,740 shares were issued and vested under the Incentive Plan and 142,160 shares were cancelled. There were no restricted stock grants during the three-year period ended December 31, 1994.

                   The 1990 Employee Stock Option Plan (the "1990 Option Plan")
              provides for grants to key employees and certain key consultants of options and stock appreciation rights for up to 11,000,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee determines otherwise.
              As of December 31, 1994, no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1990 Option Plan will be as determined by the Committee.

                   The 1993 Employee Stock Option Plan (the "1993 Option Plan")
              provides for grants to key employees (excluding executive officers) of options and stock appreciation rights for up to 3,500,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee deems otherwise. As of December 31, 1994 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1993 Option Plan will be as determined by the Committee.

                   The Service-Based Stock Option Plan (the "Service Option
              Plan") provides for grants of options for up to 1,144,132 shares of the Company's Common Stock at the per share market price at the date of grant to individuals employed by the Company who are within an eligible category. Options under the Service Option Plan are awarded for a fixed number of shares of Common Stock based solely upon the eligible recipient's years of service within the eligible category, and are exercisable for a period of up to ten years.

                   The Outside Directors Stock Plan provides for an aggregate maximum of up to 160,000 shares of Common Stock to be issued under restricted stock awards and option grants to certain non-employee members of the Board of Directors. At December 31, 1994 and 1993, restricted stock awards and option grants for 112,000 shares and 96,000 shares, respectively, had been granted under the Outside Directors Stock Plan. As of December 31, 1994 and 1993, 48,000 and 64,000 shares, respectively, are reserved for future issuance under the Outside Directors Stock Plan.

                   A summary of stock option transactions under the employee
              Option Plans and the Outside Directors Stock Plan for each of the three years in the period ended December 31, 1994 follows:

                                                               NUMBER              OPTION
                                                              OF SHARES         PRICE RANGE
              -------------------------------------------------------------------------------
              OUTSTANDING JANUARY 1, 1992 . . . . .          13,747,429    $  3.28  -   98.69
                Granted . . . . . . . . . . . . . .             601,358      56.25  -  114.13
                Exercised . . . . . . . . . . . . .          (2,913,827)      3.28  -  103.69
                Canceled or lapsed  . . . . . . . .            (581,354)     19.75  -  103.69
                                                              ---------

              OUTSTANDING DECEMBER 31, 1992 . . . .          10,853,606       3.28  -  114.13
                Granted . . . . . . . . . . . . . .           1,977,081      23.06  -   69.75
                Exercised . . . . . . . . . . . . .            (245,055)      3.28  -   58.19
                Canceled or lapsed  . . . . . . . .          (1,080,079)     19.75  -  114.13
                                                             ----------
              OUTSTANDING DECEMBER 31, 1993 . . . .          11,505,553       3.58  -  114.13
                Granted . . . . . . . . . . . . . .           2,287,869      20.50  -   22.55
                Exercised . . . . . . . . . . . . .            (347,487)      3.58  -   22.69
                Canceled or lapsed  . . . . . . . .            (713,319)      7.50  -  114.13
                                                             ----------

              OUTSTANDING DECEMBER 31, 1994 . . . .          12,732,616       4.97  -  111.94
                                                             ==========

              At December 31, 1994:
                Exercisable . . . . . . . . . . . .           7,328,162       4.97  -  111.94
                                                             ==========

                   Under the USSC Employees 1979 Stock Purchase Plan (the "1979
              Purchase Plan") and the 1994 Employees Stock Purchase Plan (the "1994 Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base earnings, as defined, to purchase shares of the Company's Common Stock at 85% of the market price when such deductions are made. There are no charges or credits to income in connection with the Purchase Plan The plans will continue in effect as long as shares authorized under the Purchase Plan remain available for issuance thereunder. The Company has reserved 2,400,000 shares of its Common Stock for issuance under the 1979 Purchase Plan, of which 140,375 shares are available for future issuance, and it has reserved 650,000 shares of its Common Stock for issuance under the 1994 Purchase Plan, of which 546,391 are available for future issuance, at December 31, 1994.

              NOTE J - SEGMENT AND GEOGRAPHIC AREA INFORMATION

              The Company develops, manufactures and markets wound management products which constitute a single business segment. The following information sets forth geographic information with respect to the Company's net sales, operating profits and identifiable assets.

              In thousands                            1994              1993              1992
              -------------------------------------------------------------------------------------
              NET SALES:
                United States . . . . . . . .     $   775,000       $  895,500         $1,058,500
                International (1)(2)  . . . .         342,100          341,000            341,200
                Inter-area transfers eliminated      (198,400)        (199,300)          (202,500)
                                                     --------       ----------         ----------
                                                  $   918,700       $1,037,200         $1,197,200
                                                   ==========        =========          =========

              OPERATING PROFIT (LOSS):
                United States   . . . . . . . .   $    71,200       $   30,500         $  259,900
                International (1) . . . . . . .        70,800          (65,600)            43,600
                Profit on inter-area transfers
                eliminated  . . . . . . . . . .       (91,100)         (83,800)           (95,900)
                                                  -----------      -----------         ----------
                                                  $    50,900       $ (118,900)        $  207,600
                                                  ===========       ==========          =========

              IDENTIFIABLE ASSETS AT
                DECEMBER 31:
                United States . . . . . . . . .   $  807,500        $  877,100         $  889,200
                International (1) . . . . . . .      308,600           304,900            291,600
                Inter-area assets eliminated. .      (12,600)          (11,500)           (12,700)
                                                 -----------       -----------        -----------
                                                  $1,103,500        $1,170,500         $1,168,100
                                                   =========         =========          =========

              (1)   Principally Europe.

              (2) Does not include sales made primarily to international distributors (1994 - $84,800, 1993 - $69,600 and 1992 - $54,500)
              from a location in the United States. The combination of sales to international distributors and international sales above approximate 46% in 1994, 40% in 1993 and 33% in 1992 of consolidated sales, respectively.

              NOTE K - COMMITMENTS AND CONTINGENCIES

              The Company is engaged in litigation as a defendant in cases involving alleged patent infringement, product liability claims and shareholders' derivative and class action suits (see Item
              3). In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits should not have a material adverse effect on the Company's consolidated financial statements.

                   As part of the ongoing expansion of its Puerto Rico
              operations, the Company is committed to certain undertakings, including the maintenance of specified levels of employment and capitalization for the Puerto Rican subsidiary.

                   The future minimum rental commitments for building space,
              leasehold improvements, data processing and automotive equipment for all operating leases as of December 31, 1994, were as follows:
              1995 - $27 million; 1996 - $54 million; 1997 - $68 million; 1998 -
              $86 million; 1999 - $66 million; after 1999 - $251 million. Rent expense was $31 million, $34 million and $24 million in 1994, 1993 and 1992, respectively. The Company's North Haven lease agreement includes contingent rent provisions based on formulas utilizing the consumer price index. The amount of the contingent rent over the life of the lease is estimated to be $18 million.

              NOTE L - FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

              DERIVATIVES
              The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

                   The Company enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of December 31, 1994, the Company had approximately $16 million of foreign currency exchange contracts outstanding that will mature at various dates through February 1995. Realized and unrealized foreign currency gains and losses with respect to such contracts are recognized when incurred and amounted to losses of $4 million, $1 million and $4 million in 1994, 1993 and 1992, respectively.

                   The Company has swapped with certain banks its exposure to floating interest rates on $50 million of its variable rate U.S. dollar debt and $37 million (200 million French francs) of variable rate French franc debt. These swap agreements expire in August 1996 and December 1997 for the U.S. dollar debt and French franc debt, respectively. The Company makes fixed interest payments at rates of approximately 7.8% for the U.S. dollar swap and 8.1% for the French franc swap and receives payments based on the floating six-month LIBOR and three-month LIBOR, respectively. The net gain or loss from the exchange of interest rate payments, which is immaterial, is included in interest expense. Based upon the fair value of the Company's interest rate swap agreements at December 31, 1994, termination of such agreements would require a payment by the Company of approximately five hundred thousand dollars. The Company does not currently intend to terminate its interest rate swap agreements prior to their expiration dates.

              CONCENTRATION OF CREDIT RISK
              The Company invests its excess cash in both deposits with major banks throughout the world and other high quality short-term liquid money market instruments (commercial paper, government and government agency notes and bills, etc.). The Company has a policy of making investments only with institutions that have at least an "A" (or equivalent) credit rating from a national rating agency. The investments generally mature within six months but certain investments in bank CDs mature within five years. The Company has not incurred losses related to these investments.

                   The Company sells products in the surgical wound management field in most countries of the world. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. In certain European countries the Company's receivables are not paid until the customers receive governmental reimbursement for their purchases. The Company has not encountered difficulty in ultimately collecting accounts receivable in these countries. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not significantly exceeded management's estimates.

              DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
              The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of certificates of deposit, long-term debt and foreign interest rate swap agreements were estimated based on quotes obtained from brokers for those or similar instruments. The fair value of interest rate swap contracts were estimated based on quoted market prices at year-end.

              The estimated fair value of the Company's financial instruments are as follows:

                                                                    December 31
                                                  ----------------------------------------------
                                                           1994                    1993
                                                  -------------------    -----------------------

                                                  Carrying        Fair       Carrying       Fair
              (In thousands)                       Amount         Value       Amount        Value
                                                  -------         -----      --------       -----
              Cash, cash equivalents and
                certificates of deposit . . . .  $  20,600      $  20,400    $   2,700    $   2,700
              Long-term debt and related
                interest rate swap payable         249,900        250,400      506,700      511,450
              Interest rate swap receivable . .      1,000          1,000          600          600

                                                                   SCHEDULE VIII


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


              COLUMN A                                         COLUMN B         COLUMN C            COLUMN D         COLUMN E


                                                                               ADDITIONS
                                                              BALANCE AT       CHARGED TO                           BALANCE AT
                                                              BEGINNING        COSTS AND                              END OF
            DESCRIPTION                                       OF PERIOD         EXPENSES           DEDUCTIONS         PERIOD
            -----------                                       ---------         --------           ----------         ------
In thousands
- ------------
Year ended December 31, 1994:
- ----------------------------
    Allowance for doubtful accounts                         $  5,000           $  2,400           $    100(A)          $  7,300
    Reserve for inventory valuation                           48,700             39,200             27,000(B)            60,900
    Reserve for fixed assets valuation                        40,100             22,300              3,100(C)            59,300

Year ended December 31, 1993:
- ----------------------------
    Allowance for doubtful accounts                         $  3,500           $  1,700           $    200(A)          $  5,000
    Reserve for inventory valuation                           25,900             44,200             21,400(B)            48,700
    Reserve for fixed assets valuation                        24,400             17,400              1,700(C)            40,100

Year ended December 31, 1992:
- ----------------------------
    Allowance for doubtful accounts                         $  2,400           $  1,200           $    100(A)          $  3,500
    Reserve for inventory valuation                           18,400             29,900             22,400(B)            25,900
    Reserve for fixed assets valuation                        24,800              3,900              4,300(C)            24,400





(A) Represents amounts written off. Normal recurring credits and returns are charged against sales.

(B) Represents disposition of inventory which has been superseded by a new generation of products.

(C)   Represents disposition of fixed assets.

                                EXHIBIT INDEX



          (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                (a)          Certificate of Incorporation filed March 14, 1990
                             - Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8- B declared effective August 3, 1990.*

                (c)          Certificate of Amendment filed May 15, 1991 -
                             Exhibit 3(c) to registrant's Form 10-K for 1991.*

                (d) By-laws adopted March 14, 1990 - Exhibit 3(c) to registrant's Form 8-B declared effective August 3, 1990.*

                (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

          (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                (a) Credit Agreement as of June 27, 1994 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent and Nations Bank of North Carolina, N.A., as Administration Agent - Exhibit 4(a) to registrant's Form 10-Q for the quarter ended June 30, 1994.*

          (10)               MATERIAL CONTRACTS.

                (a) 1981 Employee Stock Option Plan, as amended through May 5, 1987 - Exhibit 10(a)(1) to registrant's Form 10-K for 1987.* +

                (b) Amendment to 1981 Employee Stock Option Plan adopted May 2, 1989 - Exhibit 10(b) to registrant's Form 10-K for 1989.* +

                (c) Amendment to 1981 Employee Stock Option Plan adopted May 1, 1990 - Exhibit 10(c) to registrant's Form 10-K for 1990.* +

                (d) 1990 Employee Stock Option Plan - Exhibit B to registrant's Proxy Statement dated March 19, 1990, for its May 1, 1990, Annual Meeting of Stockholders.* +
                (e) Amendment to 1990 Employee Stock Option Plan adopted July 30, 1990 - Exhibit 10(e) to registrant's Form 10-K for 1990.* +

                (f) Amendment to 1990 Employee Stock Option Plan adopted May 15, 1991 - Exhibit 10(f) to registrant's Form 10-K for 1991.* +

            (g) Amendment to 1981, 1990 and 1993 Employee Stock Option Plans adopted March 9, 1993. Exhibit 10(h) to registrant's Form 10-K for 1993.* +

            (h) Restricted Stock Incentive Plan, as amended through May 5, 1987 - Exhibit 10(a)(2) to registrant's Form 10-K for 1987.* +

            (i) Amendment to Restricted Stock Incentive Plan adopted May 15, 1991 - Exhibit 10(h) to registrant's Form 10-K for 1991.* +

            (j)          Installment Option Purchase Agreement with Leon C.
                         Hirsch dated September 10, 1984, as amended through May 18, 1994. Filed herewith.+

            (k) Outside Directors Stock Plan - Exhibit 10(a)(4) to registrant's Form 10-K for 1988.* +

            (l) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.* +

            (m) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.* +

            (n) Lease Agreement dated as of January 14, 1993 between State Street Bank and Trust Company of Connecticut, National Association, as Lessor and the registrant, as Lessee - Exhibit 10(o) to registrant's Form 10-K for 1992.*

            (o) Participation Agreement dated as of January 14, 1993 among registrant, Lessee, Baker Properties Limited Partnership, Owner Participant, The Note Purchasers listed in Schedule 1 thereto, State Street Bank and Trust Company of Connecticut, National Association, Owner Trustee, and Shawmut Bank Connecticut, N.A., Indenture Trustee -
                         Exhibit 10(p) to registrant's Form 10-K for 1992.*

            (p)          Letter Agreement between the registrant and Bruce
                         S. Lustman dated March 11, 1994 - Exhibit 10(q) to registrant's Form 10-K for 1993.* +

            (q) Lease and financing agreements dated January 4, 1994 between registrant's French subsidiary, A.S.E. Partners, and (i) the Corporation for the Financing of Commercial Buildings ("FINABAIL") and
                         (ii) the Association for the Financing of Commercial Buildings ("U.I.S.") - Exhibit 10(r) to registrant's Form 10-K for 1993.*

            (r) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

      (11)               Statement regarding computation of per share earnings.
                         Filed herewith.

      (12) Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. Filed herewith.

          (21)               Subsidiaries of the registrant.  Filed herewith.

          (27)               Financial Data Schedule.  Filed herewith





* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-9776.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.