Form 10-Q
period 1995-03-31
UNITED STATES SURGICAL CORP
filed 1995-04-26
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM                     TO
                                  -------------------    --------------------
                           COMMISSION FILE NO. 1-9776


                       UNITED STATES SURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                13-2518270
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 150 GLOVER AVENUE, NORWALK, CONNECTICUT  06856
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

Number of shares of Common Stock,
    par value $.10 per share,
    outstanding at March 31, 1995                             56,900,891 Shares

                                                                  Form 10-Q
                                                                  March 31, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I--FINANCIAL INFORMATION                                                                    Page
                                                                                                 ----
Financial Statements:

  Consolidated Balance Sheets at March 31, 1995 (Unaudited) and
  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

  Consolidated Statements of Operations (Unaudited) for the Three Months
  Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

  Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
  Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . .    5

  Consolidated Statements of Cash Flows (Unaudited) for the Three Months
  Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

  Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . .    7

  Review by Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

  Independent Accountants' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

  Management's Discussion and Analysis of Interim Financial Condition and Results
  of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10



PART II--OTHER INFORMATION

  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

  Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31     December 31,
In thousands, except share data                                               1995           1994
- -----------------------------------------------------------------------------------------------------
ASSETS                                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents                                             $   10,700      $   11,300
    Receivables, less allowance
        ($7,300 - March 31, 1995 and December 31, 1994)                      204,900         211,500
    Inventories:
        Finished goods                                                        91,400          95,500
        Work in process                                                       27,500          27,100
        Raw materials                                                         37,500          44,600
                                                                          ----------      ----------
                                                                             156,400         167,200
    Other current assets                                                      61,500          49,500
                                                                          ----------      ----------
        Total Current Assets                                                 433,500         439,500
                                                                          ----------      ----------

Property, Plant, and Equipment at cost:                                      756,500         751,100
Less:  Allowance for depreciation and amortization                          (224,900)       (211,100)
                                                                          ----------      ----------
                                                                             531,600         540,000

Other Assets (net)                                                           123,900         124,000
                                                                          ----------      ----------
        Total Assets                                                      $1,089,000      $1,103,500
                                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                      $   28,700      $   29,500
    Accrued liabilities                                                      115,100         125,200
    Income taxes payable                                                      38,400          29,400
                                                                          ----------      ----------
        Total Current Liabilities                                            182,200         184,100

Long-Term Debt                                                               223,100         248,500
Deferred Income Taxes                                                          6,300           8,900

Stockholders' Equity
    Preferred Stock $5.00 par value, authorized 2 million shares;
        9.76% Series A cumulative convertible, 177,400 shares
        issued and outstanding (liquidation value - $200 million)                900             900
    Additional paid-in capital - preferred stock                             190,600         190,600
    Common stock $.10 par value, authorized 250 million shares;
        issued, 65,030,919 at March 31, 1995 and 64,973,192 at
        December 31, 1994                                                      6,500           6,500
    Additional paid-in capital - common stock                                381,800         380,700
    Retained earnings                                                        186,500         178,100
    Treasury stock at cost; 8,130,028 shares at March 31, 1995
        and 8,137,053 shares at December 31, 1994                            (86,700)        (86,700)
    Accumulated translation adjustments                                       (2,200)         (8,100)
                                                                          ----------      ----------
                                                                             677,400         662,000
                                                                          ----------      ----------

        Total Liabilities and Stockholders' Equity                        $1,089,000      $1,103,500
                                                                          ==========      ==========

                See Notes to Consolidated Financial Statements.

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
In thousands, except per share data                        1995           1994
- --------------------------------------------------------------------------------
Net sales                                                $240,600       $226,000
                                                         --------       --------

Costs and expenses:
    Cost of products sold                                 112,900        117,600
    Research and development                               10,100         10,800
    Selling, general and administrative                    94,000         96,500
    Interest                                                4,900          6,500
                                                         --------       --------
                                                          221,900        231,400
                                                         --------       --------

Income (loss) before income taxes                          18,700         (5,400)

Income taxes                                                4,300          2,500
                                                         --------       --------

Net income (loss)                                          14,400         (7,900)

Preferred stock dividends                                   4,900            200
                                                         --------       --------

Net income (loss) applicable to common shares            $  9,500       $ (8,100)
                                                         ========       ========

Average number of common shares outstanding                56,900         56,300
                                                         ========       ========

Net income (loss) per common share
    (primary and fully diluted)                              $.17          $(.14)
                                                             ====          =====

Dividend declared per common share                           $.02           $.02
                                                             ====           ====





                 See Notes to Consolidated Financial Statements

United States Surgical Corporation and Subsidiaries               Form 10-Q
Consolidated Statements of Changes in Stockholders'               March 31, 1995
Equity (Unaudited)
For the three months ended March 31, 1995 and 1994


                                                             Additional           Additional                            Installment
                                                              Paid-in              Paid-in                Accumulated   Receivables
Dollars in thousands,                            Preferred   Capital -   Common   Capital -    Retained   Translation   from Sale of
except share data                                  Stock     Preferred    Stock     Common     Earnings   Adjustments   Common Stock
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                                              $6,400    $371,700    $178,300    $(20,400)      $(5,400)
Issuance of preferred stock (177,400
  shares)                                           $900     $191,000
Common stock issued to employees -
  net (131,150 shares)                                                      100       2,100
Aggregate adjustment resulting from the
  translation of foreign financial statements                                                                 2,000
Preferred stock dividends                                                                          (200)
Common stock dividends declared ($.02
  per share)                                                                                     (1,100)
Net loss                                                                                         (7,900)
                                                    ----     --------    ------    --------    --------    --------       -------
BALANCE AT MARCH 31, 1994                           $900     $191,000    $6,500    $373,800    $169,100    $(18,400)      $(5,400)
                                                    ====     ========    ======    ========    ========    ========       =======

BALANCE AT JANUARY 1, 1995,                         $900     $190,600    $6,500    $380,700    $178,100    $ (8,100)      $     -
Common stock issued to employees -
  net (64,752 shares)                                                                 1,100
Aggregate adjustment resulting from the
  translation of foreign financial statements                                                                 5,900
Preferred stock dividends                                                                        (4,900)
Common stock dividends declared ($.02
  per share)                                                                                     (1,100)
Net income                                                                                       14,400
                                                    ----     --------    ------    --------    --------    --------       -------
BALANCE AT MARCH 31, 1995                           $900     $190,600    $6,500    $381,800    $186,500    $ (2,200)      $     -
                                                    ====     ========    ======    ========    ========    ========       =======


Dollars in thousands,                                       Treasury
except share data                                             Stock            Total
- --------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                                 $(86,700)         $443,900
Issuance of preferred stock (177,400
  shares)                                                                      191,900
Common stock issued to employees -
  net (131,150 shares)                                                           2,200
Aggregate adjustment resulting from the
  translation of foreign financial statements                                    2,000
Preferred stock dividends                                                         (200)
Common stock dividends declared ($.02
  per share)                                                                    (1,100)
Net loss                                                                        (7,900)
                                                            --------          --------
BALANCE AT MARCH 31, 1994                                   $(86,700)         $630,800
                                                            ========          ========

BALANCE AT JANUARY 1, 1995,                                 $(86,700)         $662,000
Common stock issued to employees -
  net (64,752 shares)                                                            1,100
Aggregate adjustment resulting from the
  translation of foreign financial statements                                    5,900
Preferred stock dividends                                                       (4,900)
Common stock dividends declared ($.02
  per share)                                                                    (1,100)
Net income                                                                      14,400
                                                            --------          --------
BALANCE AT MARCH 31, 1995                                   $(86,700)         $677,400
                                                            ========          ========

See Notes to Consolidated Financial Statements

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
In thousands                                                                1995                  1994
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                           $ 250,100            $   215,200
  Cash paid to vendors, suppliers and employees                           (199,200)              (177,500)
  Interest paid                                                             (5,100)                (7,400)
  Income taxes paid                                                         (2,800)                (1,500)
                                                                         ---------            -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               43,000                 28,800
                                                                         ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                (9,400)               (17,100)
  Deposit relative to acquisition of a distributor                          (6,700)
  Other assets                                                               6,200                 (4,400)
                                                                         ---------            -----------
    NET CASH USED IN INVESTING ACTIVITIES                                   (9,900)               (21,500)
                                                                         ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                                532,900              1,066,600
  Long-term debt repayments                                               (562,800)            (1,032,900)
  Issuance of preferred stock (net)                                                               191,900
  Common stock issued from stock plans                                       1,100                  2,200
  Dividends paid                                                            (6,000)
                                                                         ---------            -----------
    NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                                 (34,800)               227,800
                                                                         ---------            -----------

Effect of exchange rate changes                                              1,100                   (400)
                                                                         ---------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                              (600)               234,700
Cash and cash equivalents, beginning of period                              11,300                    900
                                                                         ---------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  10,700            $   235,600
                                                                         =========            ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $  14,400            $    (7,900)
                                                                         ---------            -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                           22,800                 20,900
    Adjustment of property, plant and
      equipment reserves                                                       900                  2,800
    Receivables -- decrease (increase)                                       9,500                 (9,800)
    Inventories -- decrease                                                  5,400                  8,900
    Adjustment of inventory reserves                                         6,200                  8,200
    Accounts payable/accrued liabilities -- (decrease)                     (12,500)                (5,300)
    Other adjustments -- net                                                (3,700)                11,000
                                                                         ---------            -----------
      Total adjustments                                                     28,600                 36,700
                                                                         ---------            -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  43,000            $    28,800
                                                                         =========            ===========

                 See Notes to Consolidated Financial Statements

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.    GENERAL
      The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 1995 and 1994 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three-month periods ended March 31, 1995 and 1994 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the March 31, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.    INCOME TAXES
      The 1995 effective tax rate of 23% reflects the utilization of certain fully reserved tax credit and net operating loss carryforwards and the availability of a tax credit under Section 936 of the Internal Revenue Code related to operations in Puerto Rico. The 1994 tax provision relates primarily to foreign taxes including taxes in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits.

3.    ADOPTION OF FAS 116
      In 1995, the Company adopted "Statement of Financial Accounting Standards No. 116 Accounting for Contributions Received and Contributions Made" (FAS 116). The effect of the adoption of FAS 116 was not material.

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The March 31, 1995 and 1994 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1994 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                  Form 10-Q
                                                                  March 31, 1995


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of March 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1995, except for Note C, as to which the date was February 1, 1995, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP


NEW YORK, NEW YORK
APRIL 21, 1995

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

In the first quarter of 1995 the Company attained sales of $241 million compared with sales of $226 million in the first quarter of 1994. Sales increased 6% in the first quarter of 1995 in comparison to the corresponding period in 1994.

Net income and net income per share in the first quarter of 1995 were $14 million and $.17 per common share (after preferred dividends of $5 million), respectively, as compared to 1994 first quarter net loss and net loss per common share of $8 million and $.14 per share, respectively. The effects of changes in foreign currency exchange rates on the net income in the first quarter of 1995 in comparison to the corresponding period in 1994 were immaterial.

The following table analyzes the increase in sales in the first quarter of 1995 compared with the corresponding period in 1994:

                                                           Three Months Ended
In thousands                                                 March 31, 1995
- ------------                                               ------------------
Composition of Sales increase:
  Sales volume increase                                          $13,000
  Net price changes                                               (5,000)
  Effects of changes in foreign currency
    exchange rates                                                 6,600
                                                                 -------

        Sales Increase                                           $14,600
                                                                 =======


Sales volume increases and the effects of changes in foreign currency exchange rates in the first quarter of 1995 in comparison to the corresponding period in 1994 were partially offset by net price changes. The net price change component of the sales increase reflects the net effect of selling price discounts granted to hospitals and just-in-time distributors, partially offset by price list increases effective January 1, 1995.

The Company continues to be affected by intense competition, and by ongoing changes in the health care industry which impact hospital purchasing decisions. The rate of acceptance of additional procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures.

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of products sold expressed as a percentage of sales decreased in the first quarter of 1995 to 47% compared to 52% in the corresponding period of 1994, primarily as a result of cost savings realized from the 1993 restructuring plans. Gross margin from operations (sales less cost of products sold divided by sales) was 53% in the first quarter of 1995 in comparison to 48% in the corresponding period in 1994. Although the Company implemented its restructuring plans in the first quarter of 1994, the full benefits of the cost reduction measures adopted by the Company started being realized in the second quarter of 1994 resulting in improved gross margins for succeeding quarters of 1994 and 1995. Changes in foreign currency exchange rates from those existing in 1994 did not have a material effect on the cost of products sold in the first quarter of 1995.

The Company's expenditures for research and development decreased to $10 million in the first quarter of 1995 from $11 million in the corresponding period in 1994, principally because of efficiencies in its pilot manufacturing operation. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 3% - 5% of annual sales in the future.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 39% in the first quarter of 1995, compared with 43% in the corresponding 1994 period. The Company started to realize the cost saving benefits from its restructuring program reflected in reduced selling, general and administrative expenses as a percentage of sales in the second quarter of 1994. Changes in foreign currency exchange rates from those existing in the first quarter of 1994 had an immaterial effect on reported selling, general and administrative expenses in the 1995 first quarter.

The 1995 effective tax rate of 23% reflects the utilization of certain fully reserved tax credit and net operating loss carryforwards and the availability of a tax credit under Section 936 of the Internal Revenue Code. The tax provision for the first quarter of 1994 relates primarily to foreign taxes including taxes in Puerto Rico, and is a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits.

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable cash flow requirements. Following the issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were used to reduce bank debt, the Company entered into a new $400 million syndicated credit agreement in June 1994, later reduced to $350 million in the first quarter of 1995 as a result of the strong cash flows currently being generated by the Company. Outstanding bank borrowings decreased $30 million during the first quarter of 1995 to $131 million at March 31, 1995. The credit agreement and the Company's lease agreement for its North

                                                                  Form 10-Q
                                                                  March 31, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Haven, Connecticut manufacturing complex provide for certain restrictions concerning sales and purchases of assets, dividends and subsidiary debt and require the maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratio and a maximum ratio of total debt to total capitalization, as defined. The Company is in full compliance with all of the financial covenants associated with its bank and lease agreements.

Additions to property, plant, and equipment totaled $9 million in the first quarter of 1995 compared with $17 million in the corresponding quarter in 1994, and consist primarily of additions to machinery and equipment ($6 million) and molds and dies ($3 million).

The decrease in accounts receivable ($7 million) since December 31, 1994 is primarily attributable to improved collections of domestic receivables. The reduction in total inventories ($11 million) from the prior year-end levels resulted primarily from improved utilization and management of raw materials in the Company's production process. The increase in other current assets is primarily attributable to the deposit of approximately $7 million paid on March 31, 1995 relative to the purchase of certain assets from the Company's distributor in Japan. The Company has received the required governmental approval for the purchase to close, but USSC and the former distributor have voluntarily postponed the official closing of the transaction until Japan's Ministry of Health and Welfare has completed its investigation into the distributor's operations unrelated to the business being acquired by the Company. The Company and the distributor are agreed that all of the conditions to closing the purchase have either been met or could be met and, accordingly, with effect from April 1, 1995, the Company has assumed the risks and rewards of selling its products to third parties in Japan and it will be recognizing the distributor's revenues and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan.

In 1995 the Company adopted "Statement of Financial Accounting Standards No. 116 - Accounting for Contributions Received and Contributions Made" (FAS 116). The effect of the adoption was not material.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of March 31, 1995 the Company had approximately $14 million of such contracts outstanding that will mature at various dates through May 31, 1995. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations.

                                                                  Form 10-Q
                                                                  March 31, 1995

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings

         A. In the pending action by Ethicon in the United States District Court for the District of Connecticut, alleging infringement of a single United States patent relating to trocars (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), a hearing is currently scheduled to begin in late June, 1995, as to the Company's motion concerning ownership and enforceability of Ethicon's patent.

         B. In the pending consolidated action brought as class actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), on April 12, 1995, the United States District Court for the District of Connecticut dismissed a majority of the claims which had been brought under the federal securities laws by purchasers of the Company's common stock. The Company intends to vigorously defend against the remaining claims which relate only to timeliness of the Company's disclosure of its implementation of a Just in Time distribution program.

         C. In the pending actions by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), the parties have each filed motions for summary judgment. These motions remain under the Court's advisement. The Court has indicated its intention to hold a hearing on the construction of the parties' patent claims but no date for such hearing has been set.

         D. On April 26, 1995, the Delaware Chancery Court entered an order approving final settlement of the pending actions brought as derivative actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994). The settlement adjusts the terms of certain stock options for senior management and requires the Company to pay plaintiff's counsel's fees. The Court had previously found that the settlement was reasonable as to claims of excessive compensation but had withheld final approval pending further investigation, which was recently completed, as to insider trading claims regarding timeliness of the Company's disclosure of its Just in Time distribution program.

         E. Referring to the Company's action against Origin Medsystems, Inc. ("Origin"), a subsidiary of Eli Lilly & Co. (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), the United States Patent Office, which at Origin's request and independent of such action is reexamining one of the Company's patents on its PREMIUM SURGIPORT retracting tip trocar, has upheld the validity of certain of the Company's patent claims and is continuing its reexamination of other patent claims as to such patent.

         F. In the Company's action against Johnson & Johnson, Inc. and its subsidiary, Ethicon, Inc. ("Ethicon"), alleging infringement of the patent covering the Company's endoscopic multiple clip applier (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31,
1994), the United States Court of Appeals for the Federal Circuit has denied the Company's appeal of the verdict holding that certain of the Company's patent claims were invalid. The Company plans to file a petition for a writ of certiorari with the United States Supreme Court.

         G. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims. The Company believes it is adequately insured in all material respects against the product liability claims. The Company is also involved in various other cases. In the opinion of management, based on advice of counsel, the Company has meritorious defenses and, as the case may be, valid cross-claims in these actions.

                                      ***

         In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K
             a.  Exhibit 27 - Financial Data Schedule.
             b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1995.



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

                                          UNITED STATES SURGICAL CORPORATION
                                          ----------------------------------
                                                       Registrant


                                          By:     /s/ Howard M. Rosenkrantz
                                             -----------------------------------
                                                      Howard M. Rosenkrantz
                                              Senior Vice President, Finance and
                                                     Chief Financial Officer

Dated: April 25, 1995

                                EXHIBIT INDEX
                                -------------


          Exhibit No.          Description
          -----------          ------------

             Ex-27             Financial Data Schedule