Form 10-Q
period 1995-06-30
UNITED STATES SURGICAL CORP
filed 1995-07-25
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Number of shares of Common Stock,
    par value $.10 per share,
    outstanding at June 30, 1995                              56,971,722 Shares

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                           Page
                                                                                                           ----
PART I--FINANCIAL INFORMATION
Financial Statements:

  Consolidated Balance Sheets at June 30, 1995 (Unaudited) and
  December 31, 1994......................................................................................     3

  Consolidated Statements of Operations (Unaudited) for the Six Months and
  Three Months Ended June 30, 1995 and 1994..............................................................     4

  Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
  Six Months Ended June 30, 1995 and 1994................................................................     5

  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
  Ended June 30, 1995 and 1994...........................................................................     6

  Notes to Consolidated Financial Statements (Unaudited).................................................     7

  Review by Independent Accountants......................................................................     8

  Independent Accountants' Report and Letter.............................................................     9

  Management's Discussion and Analysis of Interim Financial Condition and Results
  of Operations..........................................................................................    10



PART II--OTHER INFORMATION

  Legal Proceedings......................................................................................    14

  Submission of Matters to a Vote of Security Holders....................................................    15

  Exhibits and Reports on Form 8-K.......................................................................    15

  Signature..............................................................................................    15

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30,      December 31,
In thousands, except share data                                               1995            1994
- ------------------------------------------------------------------------------------------------------
ASSETS                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                               $   10,000       $   11,300
  Receivables, less allowance
      ($7,500 - June 30, 1995 and $7,300 - December 31, 1994)                235,600          211,500
  Inventories:
      Finished goods                                                          97,200           95,500
      Work in process                                                         25,500           27,100
      Raw materials                                                           36,700           44,600
                                                                          ----------       ----------
                                                                             159,400          167,200
  Other current assets                                                        61,500           49,500
                                                                          ----------       ----------
      Total Current Assets                                                   466,500          439,500
                                                                          ----------       ----------

Property, Plant, and Equipment at cost:                                      755,100          751,100
Less:  Allowance for depreciation and amortization                          (236,800)        (211,100)
                                                                          ----------       ----------
                                                                             518,300          540,000

Other Assets (net)                                                           129,200          124,000
                                                                          ----------       ----------
      Total Assets                                                        $1,114,000       $1,103,500
                                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $   32,900       $   29,500
  Accrued liabilities                                                        131,500          125,200
  Income taxes payable                                                        43,100           29,400
                                                                          ----------       ----------
      Total Current Liabilities                                              207,500          184,100

Long-Term Debt                                                               199,500          248,500
Deferred Income Taxes                                                          8,500            8,900

Stockholders' Equity:
  Preferred Stock $5.00 par value, authorized 2 million shares;
      9.76% Series A cumulative convertible, 177,400 shares
      issued and outstanding (liquidation value - $200 million)                  900              900
  Additional paid-in capital - preferred stock                               190,600          190,600
  Common stock $.10 par value, authorized 250 million shares;
      issued, 65,100,824 at June 30, 1995 and 64,973,192 at
      December 31, 1994                                                        6,500            6,500
  Additional paid-in capital - common stock                                  382,900          380,700
  Retained earnings                                                          199,600          178,100
  Treasury stock at cost; 8,129,102 shares at June 30, 1995
      and 8,137,053 shares at December 31, 1994                              (86,700)         (86,700)
  Accumulated translation adjustments                                          4,700           (8,100)
                                                                          ----------       ----------
                                                                             698,500          662,000
                                                                          ----------       ----------

      Total Liabilities and Stockholders' Equity                          $1,114,000       $1,103,500
                                                                          ==========       ==========

                 See Notes to Consolidated Financial Statements

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Six Months Ended           Three Months Ended
                                                            June 30,                    June 30,
                                                     ----------------------      ----------------------
In thousands, except per share data                    1995          1994          1995          1994
- -------------------------------------------------------------------------------------------------------
Net sales                                            $504,200      $458,000      $263,600      $232,000
                                                     --------      --------      --------      --------

Costs and expenses:
   Cost of products sold                              230,700       234,800       117,800       117,200
   Research and development                            19,600        20,000         9,500         9,200
   Selling, general and administrative                199,700       186,500       105,700        90,000
   Interest                                            10,700        10,300         5,800         3,800
                                                     --------      --------      --------      --------
                                                      460,700       451,600       238,800       220,200
                                                     --------      --------      --------      --------

Income before income taxes                             43,500         6,400        24,800        11,800

Income taxes                                           10,000         6,300         5,700         3,800
                                                     --------      --------      --------      --------

Net income                                             33,500           100        19,100         8,000

Preferred stock dividends                               9,800         5,100         4,900         4,900
                                                     --------      --------      --------      --------

Net income (loss) applicable to common shares        $ 23,700      $ (5,000)     $ 14,200      $  3,100
                                                     ========      =========     ========      ========

Average number of common shares outstanding            56,900        56,400        56,900        56,500
                                                     ========      ========      ========      ========

Net income (loss) per common share
   (primary and fully diluted)                           $.42         $(.09)         $.25          $.05
                                                         ====         =====          ====          ====

Dividends declared per common share                      $.04          $.04          $.02          $.02
                                                         ====          ====          ====          ====

                 See Notes to Consolidated Financial Statements

                                                                      Form 10-Q
                                                                  June 30, 1995

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30, 1995 and 1994

                                                                   Additional                    Additional
                                                                    Paid-in                       Paid-in
Dollars in thousands,                               Preferred       Capital -       Common        Capital -     Retained
except share data                                     Stock        Preferred        Stock          Common       Earnings
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                                                         $6,400        $371,700      $178,300
Issuance of preferred stock (177,400 shares)          $900          $190,900
Common stock issued to employees -
  net (337,617 shares)                                                                 100           4,600
Aggregate adjustment resulting from the
  translation of foreign financial statements
Preferred stock dividends declared                                                                                (5,100)
Common stock dividends declared ($.04 per share)                                                                  (2,200)
Net income                                                                                                           100
                                                      ----          --------        ------        --------      --------
BALANCE AT JUNE 30, 1994                              $900          $190,900        $6,500        $376,300      $171,100
                                                      ====          ========        ======        ========      ========

BALANCE AT JANUARY 1, 1995,                           $900          $190,600        $6,500        $380,700      $178,100
Common stock issued to employees -
  net (135,583 shares)                                                                               2,200
Aggregate adjustment resulting from the
  translation of foreign financial statements
Preferred stock dividends declared                                                                                (9,800)
Common stock dividends declared ($.04 per share)                                                                  (2,200)
Net income                                                                                                        33,500
                                                      ----          --------        ------        --------      --------
BALANCE AT JUNE 30, 1995                              $900          $190,600        $6,500        $382,900      $199,600
                                                      ====          ========        ======        ========      ========

                                                                       Installment
                                                      Accumulated      Receivables
Dollars in thousands,                                 Translation      from Sale of         Treasury
except share data                                     Adjustments      Common Stock          Stock              Total
- -----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                            $(20,400)         $(5,400)           $(86,700)         $443,900
Issuance of preferred stock (177,400 shares)                                                                   191,800
Common stock issued to employees -
  net (337,617 shares)                                                                                           4,700
Aggregate adjustment resulting from the
  translation of foreign financial statements             8,300                                                  8,300
Preferred stock dividends declared                                                                              (5,100)
Common stock dividends declared ($.04 per share)                                                                (2,200)
Net income                                                                                                         100
                                                       --------          -------            --------          --------
BALANCE AT JUNE 30, 1994                               $(12,100)         $(5,400)           $(86,700)         $641,500
                                                       ========          =======            ========          ========

BALANCE AT JANUARY 1, 1995,                            $ (8,100)         $     -            $(86,700)         $662,000
Common stock issued to employees -
  net (135,583 shares)                                                                                           2,200
Aggregate adjustment resulting from the
  translation of foreign financial statements            12,800                                                 12,800
Preferred stock dividends declared                                                                              (9,800)
Common stock dividends declared ($.04 per share)                                                                (2,200)
Net income                                                                                                      33,500
                                                       --------          -------            --------          --------
BALANCE AT JUNE 30, 1995                               $  4,700          $     -            $(86,700)         $698,500
                                                       ========          =======            ========          ========

                 See Notes to Consolidated Financial Statements

                                                                     Form 10 -Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                             -----------------------------------
In thousands                                                     1995                   1994
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers                               $   488,700            $   463,100
  Cash paid to vendors, suppliers and employees                 (389,200)              (379,200)
  Interest paid                                                   (8,900)               (14,200)
  Income taxes paid                                               (4,200)                (5,900)
                                                             -----------            -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                     86,400                 63,800
                                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (17,100)               (29,700)
  Deposit relative to acquisition of a distributor's assets      (11,700)
  Other assets                                                     3,600                 11,800
                                                             -----------            -----------
    NET CASH USED IN INVESTING ACTIVITIES                        (25,200)               (17,900)
                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                    1,007,100              2,694,100
  Long-term debt repayments                                   (1,063,700)            (2,924,300)
  Issuance of preferred stock (net)                                                     191,800
  Common stock issued from stock plans                             2,200                  4,700
  Dividends paid                                                 (12,000)                (2,200)
                                                             -----------            -----------
    NET CASH USED IN FINANCING ACTIVITIES                        (66,400)               (35,900)
                                                             -----------            -----------

Effect of exchange rate changes                                    3,900                    500
                                                             -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (1,300)                10,500
Cash and cash equivalents, beginning of period                    11,300                    900
                                                             -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    10,000            $    11,400
                                                             ===========            ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                                   $    33,500            $       100
                                                             -----------            -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 45,800                 43,100
    Adjustment of property, plant and
      equipment reserves                                           6,000                  8,500
    Receivables -- (increase)decrease                            (17,300)                 5,900
    Inventories -- (increase)decrease                             (4,600)                 6,800
    Adjustment of inventory reserves                              13,600                 22,300
    Accounts payable/accrued liabilities --
      increase (decrease)                                          6,500                (26,200)
    Income taxes payable and deferred-
      increase(decrease)                                           9,900                 (1,300)
    Other adjustments -- net                                      (7,000)                 4,600
                                                             -----------            -----------
      Total adjustments                                           52,900                 63,700
                                                             -----------            -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $    86,400            $    63,800
                                                             ===========            ===========

                 See Notes to Consolidated Financial Statements

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.    GENERAL

      The accompanying unaudited consolidated financial statements for the six-month and three-month periods ended June 30, 1995 and 1994 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the six-month and three-month periods ended June 30, 1995 and 1994 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the June 30, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.    INCOME TAXES

      The 1995 effective tax rate of 23% reflects the utilization of certain fully reserved tax credit and net operating loss carryforwards and the availability of a tax credit under Section 936 of the Internal Revenue Code related to operations in Puerto Rico. The 1994 tax provision for the six months ended June 30, 1994 relates primarily to foreign taxes including taxes in Puerto Rico, and was a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits.

3.    ADOPTION OF FAS 116

      In 1995, the Company adopted "Statement of Financial Accounting Standards No. 116 Accounting for Contributions Received and Contributions Made" (FAS 116). The effect of the adoption of FAS 116 was not material.

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The June 30, 1995 and 1994 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1994 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                      Form 10-Q
                                                                  June 30, 1995


                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders

UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of June 30, 1995, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1995 and 1994 and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 21, 1995


         * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended June 30, 1995 and 1994, as indicated in our report dated July 21, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated by reference in Registration Statement No. 33-59729 on From S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 21, 1995

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the second quarter of 1995 the Company attained sales of $264 million compared with sales of $232 million in the second quarter of 1994. In the first half of 1995, the Company achieved sales of $504 million compared with sales of $458 million in the first half of 1994. Sales increased 14% in the second quarter and increased 10% in the first half of 1995 in comparison to the corresponding periods in 1994.

In the second quarter of 1995, the Company reported net income of $19 million and $.25 per common share (after preferred dividends of $5 million) compared with net income of $8 million and $.05 per common share (after preferred dividends of $5 million) in the second quarter of 1994. The effect of changes in foreign currency exchange rates on results of operations was to increase net income by $6 million in the second quarter of 1995 in comparison to the corresponding period in 1994.

In the first half of 1995, the Company reported net income of $34 million and $.42 per common share (after preferred dividends of $10 million) compared with net income of $0.1 million and a net loss of $.09 per common share (after preferred dividends of $5 million) in the first half of 1994. The effect of changes in foreign currency exchange rates on results of operations was to increase net income by $9 million in the first half of 1995 in comparison to the corresponding period in 1994.

The following table analyzes the increase in sales in the second quarter and first half of 1995 compared with the corresponding periods in 1994:

                                                                Three Months Ended        Six Months Ended
      In thousands                                                June 30, 1995            June 30, 1995
      ------------                                              ------------------        ----------------
      Composition of Sales Increase:
         Sales volume increases                                       $17,300                  $30,300
         Net price changes                                              3,400                   (1,600)
         Effects of changes in foreign
           currency exchange rates                                     10,900                   17,500
                                                                      -------                  -------

             Sales Increase                                           $31,600                  $46,200
                                                                      =======                  =======

Approximately $13 million of the sales increase, accounted for in net price changes above, is the result of the initiation on April 1, 1995 of the agency agreement with the Company's distributor in Japan (see the fourth paragraph under Financial Condition below).

                                                                      Form 10-Q
                                                                  June 30, 1995


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

Cost of products sold expressed as a percentage of sales decreased to 45% in the second quarter and 46% in the first half of 1995, compared with 51% for the corresponding periods in 1994, primarily as a result of cost savings realized from the 1993 restructuring plans. Gross margin from operations (sales less cost of products sold divided by sales) was 55% in the second quarter and 54% in the first half of 1995 in comparison to 49% in the corresponding periods in 1994. Although the Company implemented its restructuring plans in the first quarter of 1994, the benefits of the cost reduction measures adopted by the Company started being realized in the second quarter of 1994 resulting in improved gross margins for succeeding quarters of 1994 and 1995. Changes in foreign currency exchange rates had the effect of increasing cost of products sold by immaterial amounts in the second quarter and first half of 1995, respectively.

The Company's expenditures for research and development in the second quarter and first half of 1995 were $10 million and $20 million, respectively, compared to $9 million and $20 million for the corresponding periods in 1994. The Company is continuing its commitment to develop unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 3% - 5% of annual sales in the future.

Selling, general and administrative expenses expressed as a percentage of sales were 40% in the second quarter, and first half of 1995, compared with 39% and 41%, respectively, in the comparable 1994 periods. The increase in selling, general and administrative expenses in the second quarter and first half of 1995 is primarily due to the effects of the agency agreement entered into with the Company's Japanese distributor which was effective as of April 1, 1995.
The Company started to realize the cost saving benefits from its restructuring program which are reflected in reduced selling, general and administrative expenses as a percentage of sales in the second quarter of 1995. Changes in foreign currency exchange rates from those existing in 1994 had the effect of increasing reported selling, general and administrative expenses by $5 million and $8 million in the second quarter and first half of 1995, respectively.

The 1995 effective tax rate of 23% reflects the utilization of certain fully reserved tax credit and net operating loss carryforwards and the availability of a tax credit under Section 936 of the Internal Revenue Code. The tax provision for the second quarter and first half of 1994 relates primarily to foreign taxes including taxes in Puerto Rico, and was a result of the Company incurring net operating losses in certain tax jurisdictions for which it was not able to recognize the corresponding tax benefits.

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable cash flow requirements. Following the issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were used to reduce bank debt, the Company entered into a new $400 million syndicated credit agreement in June 1994, later reduced to $350 million in the first quarter of 1995 as a result of the strong cash flows currently being generated by the Company. Outstanding domestic bank borrowings decreased $66 million during the first half of 1995 to $96 million at June 30, 1995. In the second quarter of 1995, the Company entered into a credit agreement with a Japanese bank for approximately 1 billion Japanese Yen (approximately $12 million) in addition to its existing domestic credit agreements. The outstanding debt as of June 30, 1995 under the Japanese credit agreement was 820 million Japanese Yen (approximately $10 million) making total bank debt $105 million at June 30, 1995. The credit agreement and the Company's lease agreement for its North Haven, Connecticut manufacturing complex provide for certain restrictions concerning sales and purchases of assets, dividends and subsidiary debt and require the maintenance of certain minimum levels of tangible net worth, fixed charge coverage ratio and a maximum ratio of total debt to total capitalization, as defined. The Company is in full compliance with all of the covenants associated with its bank and lease agreements.

Additions to property, plant, and equipment totaled $17 million in the first half of 1995 compared with $30 million in the corresponding period in 1994, and consist primarily of additions to machinery and equipment ($10 million) and molds and dies ($5 million).

The increase in accounts receivable ($24 million) since December 31, 1994 is primarily attributable to the agency agreement entered into April 1, 1995 with the Company's Japanese distributor. Accounts receivable at June 30, 1995 from the Japanese distributor related to the agency agreement increased by $15 million in the second quarter and such receivables have been paid in July 1995. The reduction in total inventories ($8 million) from the prior year-end levels resulted primarily from improved utilization and management of raw materials in the Company's production process.

The increase in other current assets is primarily attributable to the deposit of approximately $12 million relative to the purchase of certain assets from the Company's distributor in Japan. The Company has received the required governmental approval for the purchase of assets to close, but USSC and the distributor have voluntarily postponed the official closing of the transaction until Japan's Ministry of Health and Welfare has completed its investigation into the distributor's operations unrelated to the business being acquired by the Company. The investigation has been completed and the Company anticipates the closing to occur by September 30, 1995. The Company and the distributor are agreed that all of the conditions to closing the purchase have either

                                                                      Form 10-Q
                                                                  June 30, 1995


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


been met or could be met and, accordingly, by entering the agency agreement effective April 1, 1995, the Company has assumed the risks and rewards of selling its products to third parties in Japan and is recognizing the distributor's revenues and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan. The effect on second quarter 1995 operations under the agency agreement was to slightly more than double sales revenues recognized by the Company in the Japanese marketplace to $23 million and, correspondingly, increase selling, general and administrative expenses by $10 million in the second quarter of 1995 in comparison to the corresponding period in 1994.

In 1995 the Company adopted "Statement of Financial Accounting Standards No. 116 - Accounting for Contributions Received and Contributions Made" (FAS 116). The effect of the adoption was not material.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its foreign subsidiaries. As of June 30, 1995 the Company had approximately $9 million of such contracts outstanding that will mature no later than September 1995. Realized and unrealized foreign currency gains and losses are recognized when incurred.

                                                                      Form 10-Q
                                                                  June 30, 1995


UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings

         A. In the pending action by Ethicon, Inc. ("Ethicon") in the United States District Court for the District of Connecticut, alleging infringement by the Company of a single United States patent relating to trocars (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), the Court has held a hearing as to the Company's motion concerning ownership and enforceability of the patent asserted by Ethicon. Additional submissions and arguments on the motion are scheduled to be concluded by September 1995.

         B. In the pending consolidated action brought as class actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), on May 30, 1995, an order was entered, based on a stipulation of the parties, conditionally certifying a class of purchasers of the Company's Common Stock for the period April 14, 1992 through April 7, 1993. The class period corresponds to the remaining claims asserted by the plaintiffs following dismissal by the Court of all claims other than those relating to the timeliness of disclosure of the Company's just in time distribution program. A notice by the plaintiffs' counsel to members of the class as to their participation in the lawsuit is expected in the near future.

         C. In the pending action by Ethicon Endo-Surgery, a division of Ethicon, against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), a hearing on the construction of the parties' patent claims, to be held in lieu of the parties' motions for summary judgment, is scheduled to begin during August, 1995.

         D. In the Company's action against Johnson & Johnson, Inc. and its subsidiary Ethicon, alleging infringement of the patent covering the Company's endoscopic multiple clip applier (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994), the Company has filed a petition for a writ of certiorari with the United States Supreme Court seeking to overturn the decision of the United States Court of Appeals for the Federal Circuit denying the Company's appeal of the verdict holding that certain of the Company's patent claims were invalid.

         E. The Company is engaged in other litigation, primarily as the defendant in cases involving product liability claims. The Company believes it is adequately insured in all material respects against the product liability claims. The Company is also involved in various other cases. In the opinion of management, based on advice of counsel, the Company has meritorious defenses and, as the case may be, valid cross-claims in these actions.

                                      ***

         In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 4.      Submission of Matters to a Vote of Security Holders

             At the annual meeting of stockholders held on May 3, 1995 the following members were elected to the Board of Directors:

                                                          Votes For                 Votes Withheld
                                                          ----------                --------------
             Julie K. Blake                               60,227,511                   1,137,829
             John A. Bogardus, Jr.                        60,238,448                   1,126,892
             Thomas R. Bremer                             60,194,933                   1,170,407
             Leon C. Hirsch                               59,914,724                   1,450,616
             Turi Josefsen                                60,056,295                   1,309,045
             Douglas L. King                              60,295,580                   1,069,760
             William F. May                               60,151,103                   1,214,237
             Howard M. Rosenkrantz                        60,207,252                   1,158,088
             Marianne Scipione                            60,168,982                   1,196,358
             John R. Silber                               60,242,420                   1,122,920

             There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

             a.  Exhibits - Exhibit 27 - Financial Data Schedule.

             b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1995. A Form 8-K relative to the pending acquisition of certain assets and the business of our Japanese distributor was filed on July 10, 1995.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED STATES SURGICAL CORPORATION
                                                   Registrant

                                            /s/ Howard M. Rosenkrantz
                                        By:_______________________________
                                                Howard M. Rosenkrantz
                                        Senior Vice President, Finance and
                                               Chief Financial Officer

Dated: July 25, 1995

                                 EXHIBIT INDEX

Exhibit No.                                Description
- -----------                                -----------
Ex-27                                      Financial Data Schedule