Form 10-Q
period 1995-09-30
UNITED STATES SURGICAL CORP
filed 1995-10-24
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                  THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                 THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM   _______________ TO _________________

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
Number of shares of Common Stock,
    par value $.10 per share,
    outstanding at September 30, 1995                        57,079,445 Shares

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I--FINANCIAL INFORMATION                                                               Page
                                                                                            ----
Financial Statements:

  Consolidated Balance Sheets at September 30, 1995 (Unaudited) and
  December 31, 1994 ...................................................................        3

  Consolidated Statements of Operations (Unaudited) for the Nine Months and
  Three Months Ended September 30, 1995 and 1994 ......................................        4

  Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
  for the Nine Months Ended September 30, 1995 and 1994 ...............................        5

  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
  Ended September 30, 1995 and 1994 ...................................................        6

  Notes to Consolidated Financial Statements (Unaudited) ..............................        7

  Review by Independent Accountants ...................................................        9

  Independent Accountants' Report and Letter...........................................       10

  Management's Discussion and Analysis of Interim Financial
   Condition and Results of Operations ................................................  11 - 16


PART II--OTHER INFORMATION

  Legal Proceedings ...................................................................       17

  Exhibits and Reports on Form 8-K ....................................................       18

  Signature ...........................................................................       18

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,  December 31,
In thousands, except share data                                             1995          1994
---------------------------------------------------------------------------------------------------
ASSETS                                                                  (Unaudited)
Current Assets:
    Cash and cash equivalents .......................................   $    10,300    $    11,300
    Receivables, less allowance
        ($7,700 - September 30, 1995 and
           $7,300 - December 31, 1994) ..............................       219,100        211,500
    Inventories:
        Finished goods ..............................................        98,500         95,500
        Work in process .............................................        25,600         27,100
        Raw materials ...............................................        41,200         44,600
                                                                        -----------    -----------
                                                                            165,300        167,200
    Other current assets ............................................        97,900         49,500
                                                                        -----------    -----------
        Total Current Assets ........................................       492,600        439,500
                                                                        -----------    -----------
Property, Plant, and Equipment at cost: .............................       757,600        751,100
Less:  Allowance for depreciation and amortization ..................      (245,500)      (211,100)
                                                                        -----------    -----------
                                                                            512,100        540,000
Other Assets (net) ..................................................       180,300        124,000
                                                                        -----------    -----------
        Total Assets ................................................   $ 1,185,000    $ 1,103,500
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ................................................   $    30,900    $    29,500
    Accrued liabilities .............................................       136,500        125,200
    Income taxes payable ............................................        76,800         29,400
                                                                        -----------    -----------
        Total Current Liabilities ...................................       244,200        184,100

Long-Term Debt ......................................................       211,200        248,500
Deferred Income Taxes ...............................................         3,800          8,900

Stockholders' Equity:
    Preferred Stock $5.00 par value, authorized 2 million shares;
        9.76% Series A cumulative convertible, 177,400 shares
        issued and outstanding (liquidation value - $200 million)               900            900
    Additional paid-in capital - preferred stock ....................       190,600        190,600
    Common stock $.10 par value, authorized 250 million shares;
        issued, 65,211,373 at September 30, 1995 and
        64,973,192 at December 31, 1994 .............................         6,500          6,500
    Additional paid-in capital - common stock .......................       392,700        380,700
    Retained earnings ...............................................       219,500        178,100
    Treasury stock at cost; 8,131,928 shares at September 30,
1995 and 8,137,053 shares at December 31, 1994 ......................       (86,700)       (86,700)
    Accumulated translation adjustments .............................         2,300         (8,100)
                                                                        -----------    -----------
                                                                            725,800        662,000
                                                                        -----------    -----------

        Total Liabilities and Stockholders' Equity ..................   $ 1,185,000    $ 1,103,500
                                                                        ===========    ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Nine Months Ended            Three Months Ended
                                                             September 30,                 September 30,
                                                    ------------------------------------------------------------
In thousands, except per share data                       1995           1994           1995           1994
----------------------------------------------------------------------------------------------------------------
Net sales                                               $759,000       $692,200       $254,800       $234,200
                                                         -------        -------       --------        -------

Costs and expenses:
    Cost of products sold                                337,200        350,000        106,500        115,200
    Research and development                              33,000         28,000         13,400          8,000
    Selling, general and administrative                  308,900        275,800        109,200         89,300
    Interest                                              15,800         14,600          5,100          4,300
                                                        --------       --------       --------       --------
                                                         694,900        668,400        234,200        216,800
                                                         -------        -------       --------       --------

Income before income taxes                                64,100         23,800         20,600         17,400

Income taxes (benefit)                                     4,700         10,500         (5,300)         4,200
                                                       ---------       --------       --------      ---------

Net income                                                59,400         13,300         25,900         13,200

Preferred stock dividends                                 14,600         10,000          4,900          4,900
                                                        --------       --------       --------      ---------

Net income applicable to common shares                  $ 44,800       $  3,300       $ 21,000      $   8,300
                                                        ========       ========       ========      =========

Average number of common shares outstanding               56,900         56,500         57,000         56,700
                                                        ========       ========       ========      =========

Net income per common share
    (primary and fully diluted)                             $.79           $.06           $.37           $.15
                                                             ===            ===            ===            ===

Dividends declared per common share                         $.06           $.06           $.02           $.02
                                                             ===            ===            ===            ===





                                  See Notes to Consolidated Financial Statements

United States Surgical Corporation and Subsidiaries                    Form 10-Q
Consolidated Statements of Changes in                         September 30, 1995
Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 1995 and 1994


                                                              Additional                    Additional
                                                               Paid-in                       Paid-in
Dollars in thousands,                          Preferred      Capital -        Common       Capital -       Retained
except share data                                Stock        Preferred        Stock          Common        Earnings
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                                                $6,400         $371,700       $178,300
Issuance of preferred stock (177,400
  shares)                                    $900           $190,700
Common stock issued to employees -
  net (511,475 shares)                                                        100            6,900
Payment received on installment
  receivables
Aggregate adjustment resulting from the
  translation of foreign financial
  statements
Preferred stock dividends declared                                                                        (10,000)
Common stock dividends declared ($.06
  per share)                                                                                               (3,400)
Net income                                                                                                 13,300
                                              ---            -------        -----          -------        -------
BALANCE AT SEPTEMBER 30, 1994                $900           $190,700       $6,500         $378,600       $178,200
                                              ===            =======        =====          =======        =======

BALANCE AT JANUARY 1, 1995,                  $900           $190,600       $6,500         $380,700       $178,100
Common stock issued to employees -
  net (246,132 shares)                                                                       3,700
Income tax benefit from stock options
  exercised                                                                                  8,300
Aggregate adjustment resulting from the
  translation of foreign financial
  statements
Preferred stock dividends declared                                                                        (14,600)
Common stock dividends declared ($.06
  per share)                                                                                               (3,400)
Net income                                                                                                 59,400
                                              ---            -------        -----          -------        -------
BALANCE AT SEPTEMBER 30, 1995                $900           $190,600       $6,500         $392,700       $219,500
                                              ===            =======        =====          =======        =======

                                                           Installment
                                           Accumulated     Receivables
Dollars in thousands,                      Translation     from Sale of      Treasury
except share data                          Adjustments     Common Stock       Stock          Total
-------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994,                 $(20,400)    $(5,400)         $(86,700)      $443,900
Issuance of preferred stock (177,400
  shares)                                                                                 191,600
Common stock issued to employees -
  net (511,475 shares)                                                                      7,000
Payment received on installment
  receivables                                              5,400                            5,400
Aggregate adjustment resulting from the
  translation of foreign financial            13,900                                       13,900
statements
Preferred stock dividends declared                                                        (10,000)
Common stock dividends declared ($.06
  per share)                                                                               (3,400)
Net income                                                                                 13,300
                                           ----------    ------------      -------        -------
BALANCE AT SEPTEMBER 30, 1994             $   (6,500)                     $(86,700)      $661,700
                                           ===========   ============      =======        =======

BALANCE AT JANUARY 1, 1995,               $   (8,100)                     $(86,700)      $662,000
Common stock issued to employees -
  net (246,132 shares)                                                                      3,700
Income tax benefit from stock options
  exercised                                                                                 8,300
Aggregate adjustment resulting from the
  translation of foreign financial            10,400                                       10,400
  statements
Preferred stock dividends declared                                                        (14,600)
Common stock dividends declared ($.06
  per share)                                                                               (3,400)
Net income                                                                                 59,400
                                           ---------     ------------      -------        -------
BALANCE AT SEPTEMBER 30, 1995             $    2,300                      $(86,700)      $725,800
                                           =========     ============      =======        =======

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                       ---------------------------------------
In thousands                                                          1995           1994
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ...............................   $   762,700    $   694,900
  Cash paid to vendors, suppliers and employees ..............      (617,500)      (571,500)
  Interest paid ..............................................       (14,500)       (20,100)
  Income taxes paid ..........................................        (7,300)       (10,300)
                                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ................       123,400         93,000
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................       (24,800)       (40,800)
  Acquisitions ...............................................       (23,900)
  Other assets ...............................................         6,700         15,100
                                                                 -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES ....................       (42,000)       (25,700)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ..................................     1,560,800      3,030,700
  Long-term debt repayments ..................................    (1,633,700)    (3,286,200)
  Issuance of preferred stock, net ...........................                      191,600
  Common stock issued from stock plans .......................         3,600         12,400
  Dividends paid .............................................       (18,000)        (8,500)
                                                                 -----------    -----------
    NET CASH USED IN FINANCING ACTIVITIES ....................       (87,300)       (60,000)
                                                                 -----------    -----------

Effect of exchange rate changes ..............................         4,900          2,300
                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,000)         9,600
Cash and cash equivalents, beginning of period ...............        11,300            900
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $    10,300    $    10,500
                                                                 ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

NET INCOME ...................................................   $    59,400    $    13,300
                                                                 -----------    -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ............................        69,000         66,900
    Adjustment of property, plant and
      equipment reserves .....................................        12,500         15,200
    Receivables -- decrease ..................................         2,100          4,100
    Inventories -- (increase)decrease ........................       (17,800)         6,400
    Adjustment of inventory reserves .........................        22,600         30,800
    Other current assets -- (increase) .......................       (21,000)        (6,400)
    Accounts payable/accrued liabilities -- (decrease)                (5,100)       (43,100)
    Income taxes payable and deferred -- (decrease) ..........        (8,100)        (2,000)
    Other adjustments -- net .................................         9,800          7,800
                                                                 -----------    -----------
      Total adjustments ......................................        64,000         79,700
                                                                 -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ....................   $   123,400    $    93,000
                                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1995

             UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements for the nine-month and three-month periods ended September 30, 1995 and 1994 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the nine-month and three-month periods ended September 30, 1995 and 1994 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the September 30, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.    INCOME TAXES

      In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon current circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it now appears more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $62.4 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

      The 1994 tax provision for the nine months ended September 30, 1994 relates primarily to foreign taxes and taxes in Puerto Rico, and was a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits.

3.    ADOPTION OF FAS 116

      In 1995, the Company adopted "Statement of Financial Accounting Standards No. 116 Accounting for Contributions Received and
      Contributions Made" (FAS 116). The effect of the adoption of FAS 116 was not material.

4.    ACQUISITIONS

      The Company completed on September 29, 1995 its 6.1 billion Yen (approximately $62 million or a present value of $55 million) purchase acquisition of certain assets and liabilities from the Company's former distributor in Japan. The Company has made a preliminary allocation of the purchase price based on the estimated fair values of assets and liabilities acquired. As additional information is gained, adjustments to the allocation of the purchase price may occur. The Company and the former distributor had agreed that all of the conditions to closing the purchase had either been met or could be met as of April 1, 1995 and, accordingly, had entered into an agency agreement effective April 1, 1995 under which the Company assumed the risks and rewards of selling the Company's products to third parties in Japan and recognized, since April 1, 1995, the former distributor's revenue and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan. Approximately $20 million was recorded as goodwill and such goodwill will be amortized over 25 years on a straight line basis.

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

      The unaudited consolidated results of operations on a pro-forma basis as though these certain assets had been acquired by the Company as of the beginning of 1995 and 1994 are as follows (dollars in thousands, except per share amounts):

                                                                    Nine Months Ended
                                                                      September 30,
                                                                ------------------------------
                                                                 1995                  1994
                                                                --------              --------
      Net sales                                                 $777,500              $724,400
      Net income                                                 $61,000               $10,800
      Net income per common share                                   $.82                  $.01

      The pro-forma financial information excludes adjustments which are not expected to have a continuing impact on the Company and is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

      In the third quarter of 1995, the Company acquired through purchase transactions certain assets of an internal stapling business and a 9.5% equity interest in a private biopharmaceutical company which will be accounted for under the cost method. In addition, the Company acquired the exclusive worldwide rights to market transgenic pig organs from the private biopharmaceutical company. These two acquisitions did not currently have a material impact on the Company's consolidated results of operations or financial position.

5.    RESTRUCTURING

      The Company recorded restructuring charges of approximately $2.4 million during the third quarter of 1995. These restructuring charges related primarily to lease termination and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries as part of the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments were incurred in the third quarter of 1995 in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made in the third quarter of 1995 with the remainder of the cash outlays to be made in the subsequent two quarters. The 1995 restructuring charges were substantially offset by the reversal of overaccrued restructuring charges which were originally recognized in the Company's fourth quarter 1993 consolidated statements of operations.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Company has purchased certain assets from its former Japanese distributor for approximately 6.1 billion Yen ($62 million or a present value of $55 million). In conjunction with this purchase a long-term payable was recorded as follows:

               Fair value of net assets acquired                                  $54.8
               Cash paid through September 30, 1995                                11.2
                                                                                   ----
               Present value of non-interest bearing notes payable
                 to former distributor over six years                             $43.6
                                                                                   ====

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS

The September 30, 1995 and 1994 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1994 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                              September 30, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 1995 and 1994 and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 19, 1995

         * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT 06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended September 30, 1995 and 1994, as indicated in our report dated October 19, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 is incorporated by reference in Registration Statement No. 33-59729 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 19, 1995

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the third quarter of 1995 the Company attained sales of $255 million compared with sales of $234 million in the third quarter of 1994. In the first nine months of 1995, the Company achieved sales of $759 million compared with sales of $692 million in the first nine months of 1994. Sales increased 9% in the third quarter and increased 10% in the first nine months of 1995 in comparison to the corresponding periods in 1994.

In the third quarter of 1995, the Company reported net income of $26 million and $.37 per common share (after preferred dividends of $5 million) compared with net income of $13 million and $.15 per common share (after preferred dividends of $5 million) in the third quarter of 1994. The effect of changes in foreign currency exchange rates on results of operations was to increase net income by $2.7 million in the third quarter of 1995 in comparison to the corresponding period in 1994.

In the first nine months of 1995, the Company reported net income of $59 million and $.79 per common share (after preferred dividends of $15 million) compared with net income of $13 million and $.06 per common share (after preferred dividends of $10 million) in the first nine months of 1994. The effect of changes in foreign currency exchange rates on results of operations was to increase net income by $11.6 million in the first nine months of 1995 in comparison to the corresponding period in 1994.

The Company recorded restructuring charges of approximately $2.4 million during the third quarter of 1995. These restructuring charges related primarily to lease termination and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries as part of the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments were incurred in the third quarter of 1995 in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made in the third quarter of 1995 with the remainder of the cash outlays to be made in the subsequent two quarters. The 1995 restructuring charges were substantially offset by the reversal of overaccrued restructuring charges which were originally recognized in the Company's fourth quarter 1993 consolidated statements of operations.

The following table analyzes the increase in sales in the third quarter and first nine months of 1995 compared with the corresponding periods in 1994:

                                                    Three Months Ended    Nine Months Ended
      In thousands                                   September 30, 1995   September 30, 1995
      ------------                                  -------------------   ------------------
      Composition of Sales Increase:
        Sales volume increases                            $ 1,600               $31,900
        Net price changes *                                12,700                11,100
        Effects of changes in foreign
         currency exchange rates                            6,300                23,800
                                                          -------                ------
           Sales Increase                                 $20,600               $66,800
                                                           ======                ======

* Approximately $14 million of the sales increase for the third quarter of 1995 and $27 million for the first nine months of 1995, accounted for in net price changes above, is the result of the initiation on April 1, 1995 of the agency agreement with the Company's distributor in Japan.

                                                                       Form 10-Q
                                                              September 30, 1995

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

USSC and the former Japanese distributor had voluntarily postponed the official closing of the transaction until Japan's Ministry of Health and Welfare completed its investigation into the former distributor's operations unrelated to the business being acquired by the Company. The investigation has been completed and the Company closed the purchase on September 29, 1995. The Company and the former distributor had agreed that all of the conditions to closing the purchase had either been met or could be met and, accordingly, entered into an agency agreement effective April 1, 1995 under which the Company assumed the risks and rewards of selling its products to third parties in Japan and recognized the former distributor's revenues and selling expenses relative to the sale of the Company's products in Japan in the Company's consolidated results of operations for the three months and nine months ended September 30, 1995. The effect of operations under the agency agreement on the Company's third quarter and the first nine months of 1995 results of operations was to significantly increase the sales revenues recognized by the Company in the Japanese marketplace to $23 million (1994-$13 million) and $58 million (1994-$37 million), respectively, and, correspondingly, increased selling, general and administrative expenses by $11.8 million and $21.3 million in the third quarter and first nine months of 1995, respectively, in comparison to the corresponding periods in 1994.

Cost of products sold expressed as a percentage of sales decreased to 42% in the third quarter and 44% in the first nine months of 1995, compared with 49% and 51% for the corresponding periods in 1994. Gross margin from operations (sales less cost of products sold divided by sales) was 58% in the third quarter of 1995 and 56% in the first nine months of 1995 in comparison to 51% and 49% in the corresponding periods in 1994. Although the Company implemented the majority of its restructuring plans in the first quarter of 1994, the benefits of many of the cost reduction measures adopted by the Company started being realized in the third quarter of 1994 resulting in improved gross margins for succeeding quarters of 1994 and 1995. Changes in foreign currency exchange rates had an immaterial effect on cost of products sold in the third quarter and the first nine months of 1995, respectively.

The Company's expenditures for research and development in the third quarter and first nine months of 1995 were $13 million and $33 million, respectively, compared to $8 million and $28 million for the corresponding periods in 1994. The increase in research and development for the third quarter and first nine months of 1995 results from approximately $4.6 million of charges relating primarily to the Company's termination during the third quarter of 1995 of its development efforts related to certain technologies which the Company decided not to pursue. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas. The Company presently plans to maintain its investment in research and development activities at levels approximating 3% - 5% of annual sales in the future.

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses expressed as a percentage of sales were 43% in the third quarter and 41% for the first nine months of 1995, compared with 38% and 40%, respectively, in the comparable 1994 periods. The increase in selling, general and administrative expenses in the third quarter and first nine months of 1995 is primarily due to the effects of the agency agreement entered into with the Company's Japanese distributor which was effective as of April 1, 1995. Changes in foreign currency exchange rates from those existing in 1994 had the effect of increasing reported selling, general and administrative expenses by $3.3 million and $11.1 million in the third quarter and first nine months of 1995, respectively.

In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon current circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it now appears more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $62.4 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

The 1994 tax provision for the nine months ended September 30, 1994 relates primarily to foreign taxes and taxes in Puerto Rico, and was a result of the Company incurring net operating losses in certain tax jurisdictions for which it is not able to recognize the corresponding tax benefits.

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable cash flow requirements. Following the issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were used to reduce bank debt, the Company entered into a new $400 million syndicated credit agreement in June 1994, later reduced to $350 million in the first quarter of 1995 as a result of the strong cash flows currently being generated by the Company. Outstanding domestic bank borrowings decreased $87 million during the first nine months of 1995 to $74 million at September 30, 1995. In the third quarter of 1995, the Company increased by 1 billion Yen its initial 1 billion Yen Japanese credit agreement which was entered into during the second quarter of 1995. The Company entered into an additional credit agreement with another Japanese bank for 1 billion Yen in the third quarter of 1995. Outstanding debt under the Company's new Japanese credit agreements at September 30, 1995 was approximately 510 million Yen (approximately $5 million) resulting in total bank debt of $79 million at September 30, 1995. The syndicated credit agreement and the Company's lease agreement for its North Haven, Connecticut manufacturing complex provide for certain restrictions concerning sales and purchases of assets, dividends and subsidiary debt and require the maintenance of certain minimum levels of tangible net worth, fixed charge coverage ratio and a maximum ratio of total debt to total capitalization, as defined. The Company is in compliance with all of the covenants associated with its bank and lease agreements.

Cash acquisitions of property, plant, and equipment totaled $25 million in the first nine months of 1995 compared with $41 million in the corresponding period in 1994, and consist primarily of additions to machinery and equipment ($17 million) and molds and dies ($8 million). As part of the acquisition of certain assets from the Company's former Japanese distributor, property, plant and equipment was increased $13 million to reflect the acquisition of the training center and certain other assets of the former distributor. The training center is used to train surgeons and salespeople.

The increase in Other Current Assets results primarily from the recognition of certain tax assets ($20.5 million) as it now appears more likely than not that a significant portion of previously fully reserved tax assets will be realized in the future based upon the substantial resolution of an IRS tax audit and the Company's estimate of future domestic taxable income (see the second paragraph on Page 13 for further details) and the recognition of a receivable ($5.9 million) from the Company's former Japanese distributor which arose from the Company's closing of the acquisition of certain assets (see second paragraph on Page 12 for further details).

The increase in Other Assets results primarily from the removal of the uncertainty over the future utilization of the tax benefits of certain deferred tax assets ($22.3 million) which resulted from the recent settlement of the IRS audit (see the second paragraph on Page 13 for further details) and the increase in Goodwill ($20 million) related to the closing of the purchase transaction with the Company's former Japanese distributor for the acquisition by the Company of certain assets utilized in the sale of the Company's products in Japan (see the second paragraph on Page 12 for further details).

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in Income Taxes Payable results primarily from the recognition of estimated tax liabilities ($28.6 million) relating to years subsequent to 1990 as a result of the substantial resolution of the IRS examination of the Company's income tax returns for the years 1984 through 1990 (see the second paragraph on Page 13 for further details).

The net decrease in long term debt resulted from the reduction of domestic bank borrowings through the utilization of operating cash flows ($87 million), the increase ($6 million) in the capitalized lease obligation on the Company's European headquarters building in France as a result of movements in the French franc/U.S. dollar exchange rate and the increase ($44 million) resulting from the acquisition of certain assets of its former Japanese distributor which closed on September 29, 1995.

The increase in Additional Paid-In Capital at September 30, 1995 results primarily from the substantial resolution of issues reached in an Internal Revenue Service audit ($8.3 million) (See Note 2 of Notes to the Company's Consolidated Financial Statements).

The movement in Accumulated Translation Adjustments balance results from changes in exchange rates between the U.S. dollar and the local currencies of the countries of the company's international subsidiaries.

In the third quarter of 1995, the Company acquired through purchase transactions certain assets of an internal stapling business and a 9.5% equity interest in a private biopharmaceutical company which will be accounted for under the cost method. In addition, the Company acquired the exclusive worldwide rights to market transgenic pig organs from the private biopharmaceutical company. These two acquisitions did not currently have a material impact on the Company's consolidated results of operations or financial position.

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

The Company enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of September 30, 1995, the Company had approximately $16 million of foreign currency exchange contracts outstanding that will mature at various dates through November 1995. Realized and unrealized foreign currency gains and losses with respect to such contracts are recognized when incurred and amounted to gains of $.9 million and $.8 million in the three months and nine months ended September 30, 1995, respectively. The losses recognized in the three months and nine months ended September 30, 1994 were $1.5 million and $2.7 million, respectively.

                                                                       Form 10-Q
                                                              September 30, 1995

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has swapped with certain banks its exposure to floating interest rates of $50 million of its variable rate U.S. dollar debt and $40 million (200 million French francs) of variable rate French franc debt. These swap agreements expire in August 1996 and December 1997 for the U.S. dollar debt and French franc debt, respectively. The Company makes fixed interest payments at rates of approximately 7.8% for the U.S. dollar swap and 8.1% for the French franc swap and receives payments based on the floating six-month LIBOR and three-month LIBOR, respectively. The net gain or loss from the exchange of interest rate payments, which is immaterial, is included in interest expense. Based upon the fair value of the Company's interest rate swap agreements at September 30, 1995, termination of such agreements would require a payment by the Company of approximately $2.1 million. The Company does not currently intend to terminate its interest rate swap agreements prior to their expiration dates.

                                                                       Form 10-Q
                                                              September 30, 1995

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART.  II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        A. In the pending action by Ethicon, Inc. ("Ethicon") in the United States District Court for the District of Connecticut, alleging infringement by the Company of a single United States patent relating to trocars (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995), the Court concluded hearings during September 1995 as to the Company's motion concerning inventorship and unenforceability of the patent asserted by Ethicon. The Company's motion is under consideration by the Court.

        B. In the pending consolidated action brought as class actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995), a proposed notice to members of the class as to their participation in the lawsuit has been submitted by the plaintiffs' counsel to the Court.

        C. In the pending action by Ethicon Endo-Surgery, a division of Ethicon, against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995), the court, on August 31, 1995, after a hearing as to the construction of Ethicon's patent claims, ruled in favor of the Company and dismissed Ethicon's claims. Ethicon has filed a notice of appeal from the decision.

        D. On October 2, the United States Supreme Court, in selecting the docket for its current session, left pending the Company's writ of certiorari in its action against Johnson & Johnson, Inc. and its subsidiary, Ethicon, Inc. ("Ethicon") alleging infringement of the patent covering the Company's endoscopic multiple clip applier (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995). The Company believes the Court has tied the outcome of the Company's action to a case, raising similar issues, which is expected to be heard during the first quarter of 1996. If the Company's position is sustained on appeal, the lower Court would be expected to either enter a decision on the Company's behalf or order the District Court to hold a new trial at which the Company could reassert its claims for barring Ethicon's endoscopic clip applier from the market and for monetary damages.

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

Item 5. Other Information

        The Company is engaged in negotiations with the federal government with respect to a contract dispute relating to transactions which took place during the period from 1989 through 1993. The Company has tentatively agreed to a settlement of the dispute against which it is fully reserved.

Item 6. Exhibits and Reports on Form 8-K

           a. Exhibits - Exhibit 27 - Financial Data Schedule.

           b. Reports on Form 8-K - Form 8-K's relative to the acquisition of certain assets of the Company's former Japanese distributor were filed on July 10, 1995 and October 13, 1995.

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

                                   UNITED STATES SURGICAL CORPORATION
                                    ----------------------------------
                                                Registrant

                                   By:  /s/ Howard M. Rosenkrantz
                                       ------------------------------
                                            Howard M. Rosenkrantz
                                       Senior Vice President, Finance and
                                           Chief Financial Officer

Dated: October 24, 1995

                                EXHIBIT INDEX
                                -------------


                   Exhibit 27  --  Financial Data Schedule