Form 10-K
period 1995-12-31
UNITED STATES SURGICAL CORP
filed 1996-01-30
CIK 101788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

                                       OR

/  /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ TO ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sales price for Common Stock of $21.375 and for Depositary Shares of $25.25 on December 31, 1995 and, for purposes of this computation only, the assumption that all directors and officers of the registrant are affiliates) was approximately $1.2 billion.

     The number of outstanding shares of Common Stock, $.10 par value, of the registrant was 57,165,938 shares on December 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                   Portions of the Definitive Proxy Statement
          for the 1996 Annual Meeting of Stockholders of the Registrant
        Incorporated By Reference Into Part III, Items 10, 11, 12 and 13

                       UNITED STATES SURGICAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      INDEX





                                     PART I

ITEM                                                                        PAGE
----                                                                        ----
  1.     Business ........................................................     1
  2.     Properties ......................................................    13
  3.     Legal Proceedings ...............................................    14
  4.     Submission of Matters to a Vote of Security Holders .............    16
         Executive Officers of the Registrant ............................    17


                                     PART II

  5.     Market for Registrant's Common Stock and Related
           Stockholder Matters............................................    19
  6.     Selected Financial Data..........................................    20
  7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    21
  8.     Financial Statements and Supplementary Data......................    26
  9.     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    27


                                    PART III

10.      Directors and Executive Officers of the Registrant...............    28
11.      Executive Compensation...........................................    28
12.      Security Ownership of Certain Beneficial Owners and
           Management.....................................................    28
13.      Certain Relationships and Related Transactions...................    28


                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................    28
         Signatures.......................................................    31
         Index to Consolidated Financial Statements
           and Financial Statement Schedule...............................   F-1

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

       The market that the Company services continues to be adversely affected by cost consciousness on the part of health care providers and payors and to experience slower growth rates created by efforts to reduce costs and by uncertainties connected with health care reform. The Company believes, however, that in any scenario that results from evolution of the domestic health care system, its products offer a significant opportunity for reducing costs for the total health care system while providing considerable advantages for the patient. The Company has also been impacted negatively by aggressive pricing by competition.

       To respond to these business conditions, the Company has expanded its marketing efforts to meet the needs of hospital management through cost effective pricing programs, by assisting hospitals in implementing more efficient surgical practices, and by demonstrating the favorable economics associated with the use of the Company's products. The Company continually expands its product and technology base through investment in internal research and development and through the acquisition of new products and technologies that provide better patient care and an effective means of reducing hospital costs. By offering technologically advanced products which can replace more expensive, more invasive procedures and by assisting hospital management in implementing more efficient surgical practices, the Company seeks to establish and maintain a strong competitive position.

       The Company is a leading multinational developer, manufacturer and marketer of innovative surgical wound closure products. In this category, principal products consist of a series of surgical stapling instruments (both disposable and reusable), disposable surgical clip appliers and disposable loading units (DLUs) for use with stapling instruments. The instruments are an alternative to manual suturing techniques utilizing needle/suture combinations and enable surgeons to reduce blood loss, tissue trauma and operating time while joining internal tissue, reconstructing or sealing off organs, removing diseased tissue, occluding blood vessels and closing skin, either with titanium, stainless steel, or proprietary absorbable copolymer staples or with titanium, stainless steel, or proprietary absorbable copolymer clips. Surgical stapling also makes possible several surgical procedures which cannot be achieved with surgical needles and suturing materials. The disposable instruments and DLUs are expended after a single use or, in the case of reloadable disposable instruments, after a single surgical procedure.

_______________

Trademarks of United States Surgical Corporation are in italicized capital letters.

       The Company is a leading manufacturer and marketer of specialized wound management products designed for use in the field of minimally invasive surgery. This surgical technique (also referred to as laparoscopic or endoscopic surgery) requires incisions of up to one half inch through which various procedures are performed using laparoscopic instruments and optical devices, known as laparoscopes or endoscopes, for viewing inside the body cavity. Laparoscopy generally provides patients with significant reductions in post-operative hospital stay, pain, recuperative time and hospital costs, with improved cosmetic results, and with the ability to return to work and normal life in a shorter time frame. The Company has developed and markets disposable surgical clip appliers and stapling instruments designed for laparoscopic uses in a variety of sizes and configurations. The Company's products in this area also include trocars, which provide entry ports to the body in laparoscopic surgery, and a line of instruments which allows the surgeon to see, cut, clamp, retract, suction, irrigate or otherwise manipulate tissue during a laparoscopic procedure. The Company also designs and markets laparoscopes. Applications for minimally invasive surgery currently include cholecystectomy (gall bladder removal), hysterectomy, hernia repair, bladder suspension for urinary stress incontinence, anti-reflux procedures for correction of heartburn, and various forms of bowel, stomach, gynecologic, urologic, and thoracic (chest) surgery. The Company believes that laparoscopy can also be used effectively in many other surgical procedures.

       The Company offers certain of its products in both disposable and reusable versions. Disposable instruments reduce the user's capital investment, eliminate the risks and costs associated with maintenance, sterilizing and repair of reusable instruments, and provide the surgeon with a new sterile instrument for each procedure, offering more efficacious and safer practice for both patients and operating room personnel. Reusable instruments provide an alternative for surgeons and hospitals preferring this approach.

       The Company continues to expand manufacturing and marketing of its line of suture products. The Company believes that sutures, which represent a major portion of the wound closure market, are a natural complement to its other wound management products. This market is currently dominated by other manufacturers. However, the Company expects continuing growth in its share of the suture portion of the market as a result of its sales efforts and by offering technologically advanced suture products. There can be no assurance that growth in suture sales will be realized, given competition and possible reluctance of some surgeons to use sutures which have different handling characteristics, even if they offer clinical advantages.

       The Company has taken steps to diversify beyond the general surgery market and explore new growth areas in surgery where it can utilize its manufacturing expertise, research and development experience and the skills of its sales force. To this end, the Company is building a line of surgical specialty instrumentation and technology for cardiovascular, oncological, urological and orthopedic procedures. The Company believes that minimally invasive instrumentation and more advanced techniques can be applied to these specialty practices. The Company plans to obtain such technologies through internal research and development and by acquiring, investing in, or creating alliances with, other firms or persons who have developed such technology. Although the Company believes that these areas of surgical practice offer significant opportunities for revenue growth and profitability, considerable risks may be involved and there can be no assurance that favorable results will be achieved. Costs of acquiring or developing instruments for use in specialty applications may be significant, which could adversely affect both near term and longer term results if successful products are not developed and introduced. In addition, considerable competition exists for products used in these surgical specialties, including competitors developing other techniques and from sources of more traditional products. Further, acceptance of newer techniques, even with demonstrated clinical advantages, may be slow given concerns as to expenditures for newer practices by health care payors and requirements for extensive training with newer approaches. The Company believes that, despite the uncertainties inherent in development of new technologies, the patient and the health care market will be served better by the introduction of more efficacious and less traumatic procedures across the operating room environment.

PRODUCT CONTRIBUTION

       The Company's current products constitute a single business segment. Surgical wound management products accounted for substantially all of the Company's net sales and profits in each of the years ended December 31, 1995, 1994 and 1993.

AUTO SUTURE Stapling Products and Clip Appliers

       AUTO SUTURE stapling products consist of disposable single-use, and disposable instruments and reusable stainless steel instruments that utilize and can be reloaded with disposable loading units (DLUs) containing surgical staples. The staples are made of titanium, stainless steel, or a proprietary absorbable copolymer. The Company markets both disposable instruments and reusable stainless steel instruments in a variety of sizes and configurations for use in various surgical applications. Although the Company predominately markets disposable staplers, the availability of both reusable and disposable staplers gives surgeons the opportunity of using either in accordance with their preference. The Company's stapling instruments have application in abdominal, thoracic, gynecologic, obstetric, urologic and other fields of surgery. Common uses of AUTO SUTURE staplers include closure and resection (the removal of tissue or organs), stapling and transection of tissue, anastomosis (the surgical joining of hollow structures, as in organ reanastomosis), vessel occlusion, biopsies, skin and fascia closure and Cesarean section deliveries.

       The Company's PREMIUM PLUS CEEA, an improved version of its instrument designed for circular anastomoses, reached the market in early 1995. The instrument provides ease of insertion and removal from the lumen in bowel resections, while retaining the advantage of superior anastomotic security.

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

       The materials used in the Company's absorbable staples and clips are proprietary copolymers developed and manufactured by the Company. The copolymers are radio transparent, facilitate postoperative diagnosis without X-ray or CAT scan interference, maintain significant strength during the critical postoperative period, and are totally absorbed during subsequent months.

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

       In late 1994, the Company introduced the VERSAPORT trocar. This trocar features the unique VERSASEAL system, the first self-adjusting trocar seal which accommodates 5mm to 12mm instrument sizes without the need for a converter. The VERSAPORT trocar reduces the costs, additional inventory, and operating room time associated with the use of converters, and provides surgeons with a better seal and reduced friction on instruments in laparoscopic procedures. During 1995, the Company introduced the VERSAPORT RPF trocar system, incorporating modifications which significantly lower penetration force. The Company also offers the VISIPORT trocar, which incorporates a viewing lens on the trocar tip for direct visualization during penetration of the body cavity, and a blunt tip trocar for use in open laparoscopy.

       The Company markets endoscopic clip appliers under the ENDO CLIP name, which have application in a variety of surgical procedures and have gained widespread acceptance for use in laparoscopic cholecystectomy, a procedure which has become the standard technique for removal of the gallbladder, and in other procedures. These products are designed to be applied through the Company's proprietary trocars to ligate a variety of tissue structures and to perform dissection.

        The Company markets a variety of instruments under the MULTIFIRE name designed for endoscopic application, including staplers for endoscopic procedures, which may be reloaded with new DLUs several times during a single surgery. The Company's staplers are used in a variety of procedures, including appendectomies, laparoscopically assisted vaginal hysterectomies, and general, gynecologic and thoracic procedures, and in bowel procedures such as colectomies and interior resections.

       The Company offers various instruments for use in conjunction with its line of trocars, including a variety of hand instruments designed especially for use in minimally invasive surgery which fit through its trocars, as well as advanced suction and irrigation devices.

       The Company introduced a number of new laparoscopic products during 1995, with an emphasis on products which enhance clinical outcomes and offer the opportunity for hospitals to realize cost savings. The MULTIFIRE ENDO GIA II stapler offers the same range of size adjustment options which a hospital previously could obtain only by stocking three different instruments, as well as improved clinical efficacy. The Company also introduced a 5mm ENDO CLIP applier which offers the surgeon the same ligating capability as the 10mm instrument while reducing the size of the incision required for the procedure.

       The Company introduced the SURGIVIEW Multi-Use Laparoscope during 1995, a repair free limited use reusable laparoscope providing excellent visual acuity. The Company believes this product offers hospitals the potential for significant cost savings. However, acceptance could be affected, particularly in the near term, by hospitals' existing investment in reusable laparoscopes.

       In late 1994 the Company introduced the revolutionary ENDO STITCH instrument and associated DLUs. This device allows the surgeon to suture and tie knots laparoscopically by passing a proprietary needle, with different types of the Company's proprietary suture material attached, between two jaws (located at the end of an endoscopic shaft) quickly, accurately and easily in comparison with manual endoscopic suturing techniques. Manual techniques are time consuming and difficult to learn, and have inhibited conversion of certain procedures, which require endoscopic suturing, to the laparoscopic method.

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

       Although the Company intends to continue improving and expanding its product lines applicable to general surgery, it believes that laparoscopic and other more advanced techniques may be applied to additional surgical applications, including surgical specialties. During 1995, the Company announced several new products and techniques for such purposes and continues research and development toward these ends.

       The Company has developed specialized wound closure instrumentation for use in vascular procedures, including its new VCS vascular clip applier, a device which permits arteriotemies, venotemies, and vascular anastomoses without penetration of the inner wall of the vessel. The Company is developing a new minimally invasive technique for harvesting the saphenous vein from a patient's leg in connection with cardiovascular surgery, requiring only a few small incisions rather than an incision running the length of the patient's leg, minimizing patient discomfort and scarring. The Company believes its products may also be used for a variety of minimally invasive cardiovascular and peripheral vascular surgeries, and is developing additional instruments for use in such procedures. While the Company believes its products may be useful in coronary surgery, surgeons practicing in this field have not traditionally performed minimally invasive surgery or used disposable instruments extensively and no assurance can be given as to the acceptance of such products or techniques in this area.

       The Company is taking steps to offer miniaturized instruments for minimally invasive surgery. During 1995, the Company acquired the licenses to the MINISITE 2mm endoscope, trocar, and accessory products (including miniaturized hand instruments), and is introducing miniaturized versions of its current line of products. The Company believes that its miniaturized line of instruments may have application in a wide variety of procedures, including areas in which minimally invasive procedures are not presently applied, such as trauma, diagnostic, and rehabilitative procedures, and may enable some procedures to be performed under conscious sedation outside the traditional operating room environment. In addition, the smaller instruments may allow laparoscopic post-operative review after surgery without hospitalization or general anesthesia, which the Company believes may also help reduce health care costs and improve clinical outcomes.

       During 1995, the Company entered a strategic alliance with Lorad, a unit of ThermoTrex Corporation, in which it obtained marketing and distribution rights to the ABBI system, consisting of the ABBI system stereotactic table which, together with the Company's ABBI system biopsy device (the device is currently before the FDA for review) are planned to be used to perform core needle and needle localization for advanced breast biopsy. The ABBI system allows a one-step, minimally invasive process for breast biopsy, offering the surgeon increased accuracy and control and the patient reduced scarring and disfigurement, and may significantly reduce procedural and operating room costs.

       In the orthopedic field, the Company introduced the AUTO SUTURE endoscopic spinal system in late 1995, consisting of a variety of instruments manufactured by the Company for application in laparoscopic lumbar discectomy and fusion, and in video assisted thoracic spine procedures. Although the Company believes that spinal surgery offers the potential for new markets for its endoscopic products, sales of these products may depend on acceptance of laparoscopy by orthopedic surgeons and neurosurgeons. In addition, specialized training in laparoscopic back surgery is required.

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

SUTURE PRODUCTS

       Sutures comprise a major portion of the wound closure market. Since most surgical procedures which use staples also require manual suturing, the Company considers sutures to be a natural complement to its stapling instrumentation. The Company is continuing its planned expansion into this mature but very large market. The Company's product line includes both non-absorbable products and absorbable suture products, SURGIPRO mesh fabrics designed for applications in both open and endoscopic surgery such as hernia repair, and SURGALLOY needles.

       The Company believes that its sutures have significant technological advantages over competitors' products. The Company's BIOSYN suture, introduced in 1995, is the first synthetic, absorbable suture which combines the benefits of a monofilament suture with many of the advantages of braided sutures, such as tensile strength, ease of handling, and first throw hold capability. The Company believes that its BIOSYN sutures will compete effectively with its competitors' gut, absorbable braided and absorbable monofilament sutures, providing uses across a wide variety of surgical applications. The Company believes that the versatility of the BIOSYN suture will provide hospitals with a cost effective method of standardization and increased efficacy. However, the success of the BIOSYN suture will depend on a number of factors, including the surgical community's acceptance of products which are different from products to which they have become accustomed.

        The suture program also allows the Company to compete more effectively for contracts with customers that prefer to purchase all of the hospital's wound closure needs from a single vendor, particularly as individual hospitals, buying groups and hospital alliances continue to consolidate their purchasing.

OTHER PRODUCTS

       During the year, the Company acquired a license with respect to the CHEMOSITE Infusion Ports business from Device Labs, Inc., a privately held manufacturer. An infusion port is a device implanted into a patient to provide repeated access to the vascular system, such as for delivery of medications, blood products and nutrition fluids, or the withdrawal of blood samples. The principal use today is for delivery of chemotherapeutic agents to cancer patients. Infusion ports have replaced external catheters to a large extent, and are commonly used by surgeons. Several companies offer competing products, with Bard Corporation holding an approximately 55% share of domestic sales of these products. The Company believes that its CHEMOSITE Infusion Ports will be competitive.

       The Company acquired Surgical Dynamics Inc. (SDI) of Concord, California, a subsidiary of E-Z- EM, Inc. SDI is a leading developer and manufacturer of spinal cages and other instrumentation for spine surgery. Spinal cages represent a new technological advance in implantable spine devices. They provide a supporting lattice for bone in-growth for patients with back injury or degenerative disease with many advantages over present practices for repairing the spine. SDI has completed a four-year clinical trial under FDA control and submitted its PMA (pre-market approval) to the FDA. The Company believes that the PMA is receiving expedited review by the FDA. SDI has received regulatory approval for use of the device in Europe and Japan.

       The Company entered an alliance with Alexion Pharmaceuticals, Inc. with respect to worldwide marketing rights to market Alexion's transgenetically engineered pig organs. The Company has certain options to fund Alexion's future research and development and pay royalties on any resulting product sales. Although the Company believes that Alexion's technology is highly promising, substantial additional research and development and clinical trials, including premarket approval by the U.S. Food and Drug Administration, will be required before any products could be introduced to the market, and no assurance can be given that the products will be successful in human transplantation. Moreover, a number of other companies are engaged in similar research, and such competition could adversely impact the Company's opportunities in this area.

MARKETING AND SALES

       Domestically, the Company markets its products to surgeons and materials managers of hospitals primarily through the sales employees of its Auto Suture Company division. Outside the United States, the Company markets its products in 23 countries and in the Commonwealth of Puerto Rico by direct sales employees of 16 sales and marketing subsidiaries, and through its authorized distributors in 60 other countries. In 5 additional countries the Company sells its products directly to the user through the distributor sales department at its headquarters.

       The Company maintains its own direct sales force employed by subsidiaries operating in Algeria, Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, Morocco, the Netherlands, New Zealand, Norway, Poland, Puerto Rico, Russia, Spain, Sweden, Switzerland, Tunisia and the United Kingdom. The Company acquired certain assets of its Japanese distributor during 1995 in order to begin marketing its products directly in Japan.

       All sales employees of the Auto Suture Company, of the Company's subsidiaries, and of the Company's authorized international distributors receive identical training with respect to the Company's products, consisting of an extensive training course that prepares them to provide surgeons and hospital personnel with technical assistance, including scrubbing in surgery as technical advisors in connection with the use of the Company's products. The training courses are developed and conducted by the Company at its expense. The training course includes an introduction to anatomy and physiology, the study of surgical terminology, aseptic surgical techniques such as scrubbing, gowning, gloving and operating room protocol and the use of the Company's instruments on artificial foam organs for sales demonstrations and on anesthetized animals in the laboratory for teaching purposes. The Company's training curriculum also prepares sales personnel to assist hospital administrators in implementing efficient surgical practices and in realizing the economic benefits afforded by the Company's products.

       The Company demonstrates its products on artificial foam organs and through the use of films, video cassettes, technical manuals and surgical atlases.

       The Company also sells to domestic distributors under a program known as Just-in-Time (JIT) distribution. Under the JIT program, the Company sells its products to a distributor selected by a participating hospital and the distributor sells the products to the hospital on an as needed basis. The Company compensates the distributor for handling and other services. Distributor sales are common in the medical products industry. The Company's JIT program responds to customer needs, many of whom desire distributorship arrangements in order to avoid costs associated with inventory management. The Company believes that distribution arrangements also negate distributor incentives to promote competing brands, allow the Company's technical sales force more time to support user surgeons and hospital management, and provide the Company with opportunities to enhance or protect its competitive position through an additional channel of sales. Sales through the JIT program currently comprise approximately 45% of the Company's domestic business.

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

       Numerous studies have shown that, in addition to reduced patient recovery time, laparoscopy is a safe and efficacious technique. However, and particularly in more complex procedures, surgeons must receive adequate training before achieving competency to perform laparoscopy. The Company supports certification of surgeons in this technique to ensure that the Company's products are used properly. The costs of training for newer, more complicated procedures and concerns as to reimbursement for newer procedures in view of changes in the health care system have affected the rate at which the surgical community is learning the more advanced laparoscopic procedures. More advanced applications of laparoscopy may become specialized rather than practiced broadly by the general surgical community. In addition, specialty surgeons may not be experienced in minimally invasive surgery and may require familiarization with this approach prior to acceptance in their practices.

       The Company markets to hospital administrators and purchasing groups as well as to surgeons, by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits of minimally invasive surgery. In 1995, the Company implemented its PARTNERING WITH USSC program, which is designed to help hospital administrators reduce costs, enhance quality and increase revenue. The program encompasses the Company's BEST PRACTICES program, which assists hospitals in a continuous effort to perform surgery more efficiently, enabling hospitals to analyze and reduce systemwide costs, provides surgeon and staff training programs and development of clinical guidelines for high-quality and efficient patient care through minimally invasive surgery, and assistance with managed care contracting and customized marketing materials. The Company also provides training programs for primary care physicians in the use and advantages of minimally invasive surgery, as they become the gatekeepers to managed care. These approaches are designed to assist hospitals in remaining competitive in the current health care environment.

       International sales represented approximately 49% of the Company's net sales in 1995, 46% of the Company's net sales in 1994, and 40% of the Company's net sales in 1993. International sales included sales through international subsidiaries, which were approximately 44% in 1995, 37% in 1994, and 33% in 1993, and sales to international distributors and to end users in countries not otherwise serviced by the Company, which were approximately 5% in 1995, 9% in 1994, and 7% in 1993, of the Company's net sales. (See Note J of Notes to Consolidated Financial Statements for additional information by geographical area.)

       Orders for the Company's products are generally filled on a current basis, and order backlog is not material to the Company's business.

MANUFACTURING AND QUALITY ASSURANCE

       Manufacturing is conducted principally at two facilities: North Haven, Connecticut, and Ponce, Puerto Rico. Manufacturing includes major assembly and packaging of products. The Company produces all material for its synthetic absorbable staples, clips and sutures internally. Needles contained in certain of the Company's suture products are produced at its facilities in North Haven, Connecticut. Other needles and suture materials are supplied by several manufacturers. The Company's reusable steel surgical staplers, components for the products the Company manufactures, and a minor portion of the Company's DLUs are supplied by several independent non-affiliated vendors using the Company's proprietary designs.

       Raw materials necessary for the manufacture of parts and components and packaging supplies for all of the Company's products that are manufactured by it are readily available from numerous third-party suppliers.

       The Company considers quality assurance to be a significant aspect of its business. It has a staff of professionals and technical employees who develop and implement standards and procedures for quality control and quality assurance. These standards and procedures cover detailed quality specifications for parts, components, materials, products, packaging and labeling, testing of all raw materials, in-process subassemblies and finished products, and inspection of vendors' facilities and performance to assure compliance with the Company's standards. The Company has obtained International Standards Organization ("ISO") certification for its plants in Connecticut and Puerto Rico.

RESEARCH AND DEVELOPMENT

       The Company believes that research and development is an important factor in its future growth. The Company engages in a continuing product research, development and improvement program at its Norwalk and North Haven, Connecticut facilities and through funding of research and development activities at major universities and other third parties. It employs a staff of engineers, designers, toolmakers and machinists that performs research and development as well as manufacturing support functions. During 1995, 1994, and 1993, the Company's research and development expenses, including suture-related research and development expenses, were approximately $43,100,000, $37,500,000, and $50,800,000, respectively. Within the past three years the Company has introduced 31 new products that are the result of research and development conducted by the Company. Approximately 60 % of 1995 sales revenues were received from the sale of products introduced within the preceding five years.

       The Company focuses its research and development resources on products and redesign of existing products which are best suited to customer needs in the current cost conscious health care environment, including an aggressive program of exploring new opportunities for advancement in the surgical field.

PATENTS AND TRADEMARKS

       Patents are significant to the conduct of the Company's business. The Company owns 166 new U.S. patents issued in 1995 (including patents purchased through acquisitions of companies or technology), 117 such patents issued in 1994, and 58 such patents issued in 1993. Overall, the Company currently owns over 400 unexpired U.S. utility and design patents covering products it has developed or acquired and having expiration dates ranging from less than one year to 17 years. No patents will expire in the near future which are material to the Company's results of operations or financial position. Moreover, the Company has many additional U.S. patent applications pending. The Company's practice and experience is to develop or acquire rights or licenses to innovative patented products and continuously update its existing technology. The Company also has a significant number of foreign patents and pending applications.

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

COMPETITION

       There is intense competition in the markets in which the Company engages in business. Products competitive with the Company's staplers and clip appliers include various absorbable and non-absorbable sutures, clips and tape, as well as disposable and steel stapling instruments, DLUs and some hand loaded staplers. Many major companies that compete with the Company, such as Johnson & Johnson, Minnesota Mining and Manufacturing Company ("3M") and Davis & Geck, a division of American Home Products Corporation, have a wider range of other medical products and dominate much of the markets for these other products. Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary, markets, in addition to sutures and other wound closure products, disposable skin staplers, clip appliers, and internal staplers. 3M markets a variety of surgical devices. Davis & Geck markets disposable skin staplers, clip appliers and suture materials. The Company believes that these major companies will continue their efforts to develop and market competitive devices.

       The market for products for minimally invasive surgery is highly competitive. The Company believes it is the leader in this field as the result of its successful innovative efforts and superior products. Ethicon, through a division known as Ethicon Endo-Surgery, markets a line of endoscopic instruments directly competitive with the Company's products and is its principal competitor in minimally invasive surgery. The Company believes that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute disposable endoscopic instruments. In addition, manufacturers of reusable trocars and other reusable endoscopic instruments, including Richard Wolf Medical Instruments Corp. (a subsidiary of Richard Wolf, GmbH) and Karl Storz Endoscopy-America Inc. (a subsidiary of Karl Storz, GmbH), compete directly with the Company.

       Industry studies show Ethicon currently has approximately 78% of the suture market, while Davis & Geck has about 13% of this market. The Company expects that, because the size of the total sutures market is relatively stable, any increase in the Company's market share in this area will have to be earned at the expense of the other current market participants. The Company believes that the technological advantages of its sutures will enable it to compete effectively with these companies and that its market share in sutures will continue to grow.

       The Company also expects intense competition in sales of products for specialty surgical application. A broad range of companies, including Ethicon, presently offer products for use in cardiovascular, urologic, orthopedic, and oncological procedures. Many of such companies have significantly greater capital than the Company and are expected to devote substantial resources to development of newer technologies which would be competitive with products which the Company may offer. There are also a number of smaller companies engaged in the development of surgical specialty devices and products developed by such firms could present additional competition.

       The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, educational services, including sponsorship of training programs in advanced laparoscopic techniques, and more recently, assisting hospital management with cost containment and marketing programs. The Company's major competitors have greater financial resources than the Company. Some of its competitors, particularly Ethicon, have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current health care environment, cost containment has become a significant factor in purchasing decisions by hospitals. As a result, the Company's traditional advantage of product superiority has been impacted. The Company has responded to this aspect of competition by competitive pricing and by offering products which meet hospital cost containment needs, while maintaining the technical superiority of its products and the support of its sales organization.

       The Company believes that the advantages of its various products and its customer assistance programs will continue to provide the best value to its customers. However, there is considerable competition in the industry and no assurance can be given as to the Company's competitive position. The impact of competition will likely have a continuing effect on sales volumes and on prices charged by the Company. In addition, increased cost consciousness has revived competition from reusable instruments to some extent. The Company believes that disposable instruments are safer and more cost efficient for hospitals and the healthcare system than are reusable instruments, but it cannot predict the extent to which reusable instruments will competitively impact the Company. The Company also offers reusable instruments to respond to the preferences of its customers.

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

       Federal law provides for several routes by which the FDA reviews medical devices prior to their entry into the marketplace. To date, all of the Company's new products have been cleared by the FDA under the most expedited form of pre-market review since the initiation of the program or have not required FDA approval. The Company, along with the rest of the industry, has experienced lengthy delays in the FDA approval process, although the Company believes that Congressional pressure has resulted in some improvements in the timeliness of the FDA's review process. Timely product approval is important to the Company's maintaining its technological competitive advantages. Other than lengthy FDA product approval delays, the Company has not encountered any other unusual regulatory impediments to the introduction of new products. To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Many of these future products may require lengthy human clinical trials and the Pre-Market Approval of the FDA relating to class III medical devices. The Company knows of no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital, risk of entry by competitors, and risk of changes in the marketplace prior to market approvals being obtained.

       Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In general, the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January 1, 1995. The new regulations subject the Company to a single regulatory scheme for all of the participating countries. The Company has taken the necessary steps to assure ongoing compliance with these new, more rigorous regulations, including obtaining ISO 9000 certifications of its operations. The Company expects that it will be able to market its products in Europe with a single registration applicable to all participating countries. The Company is also able to respond to various local regulatory requirements existing in all other international markets.

HEALTH CARE MARKET

       The health care industry continues to undergo change, led primarily by market forces which are demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States have not occurred, and it is unclear whether, and to what extent, any future government mandate will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

       The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors, along with competition, have contributed to continuing reductions in prices for the Company's products and, in the near term, to slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

       The Company could potentially benefit from this focus on cost containment and on managed care. Stapling and minimally invasive surgery decrease operating room time including anesthesia, patient recovery time and in many cases are highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as surgical stapling and minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of minimally invasive surgery could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by laparoscopy, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this new environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

       Internationally, several factors have slowed the pace of conversion from traditional to minimally invasive procedures in overseas markets. Many foreign countries do not generally accept disposable instruments for use in medical procedures. In addition, the socialization of health care in many developed, international countries results in patients having less influence on the type of care they receive. Finally, foreign government cost containment efforts may slow down the process of obtaining reimbursement approvals for procedures using the company's products. The Company expects these factors to continue to impact growth in those foreign countries where they are present.

EMPLOYEES

       At December 31, 1995, the Company employed 6,000 persons, 5,070 domestically and 930 in foreign countries. None of the Company's domestic employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.


ITEM 2.  PROPERTIES.

       The Company owns its corporate headquarters, which is located at 150 Glover Avenue, Norwalk, Connecticut, and owns or leases other facilities in Norwalk, North Haven and Wilton, Connecticut, in Ponce, Puerto Rico, and in eighteen foreign countries. The Norwalk corporate headquarters includes executive and administrative facilities and research laboratories. The other facilities in the United States and the facilities in Puerto Rico and in foreign countries consist variously of administrative offices, manufacturing, research, warehouse, distribution, sterilizer operation and assembly space. The North Haven, Connecticut and Puerto Rico facilities are the primary manufacturing facilities of the Company. The facilities at each of these locations are leased by the Company under long term operating leases.

       During 1992 and 1993, the Company expanded its facilities in North Haven, Connecticut, Ponce, Puerto Rico, and various locations in Europe to accommodate current and anticipated increased demand for its products, and constructed a European headquarters and training facility in Elancourt, a suburb of Paris, France. The Elancourt properties are leased under a 15 year financing lease and a portion of the facility is being used by the Company as a surgeon training facility and for administrative offices. The Company is presently attempting to sublease the unutilized portions of the Elancourt, North Haven and Puerto Rico facilities.

       The Company's facilities and equipment are in good operating condition, are suitable for their respective uses and are adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS.

       A. In July 1989, Ethicon, Inc. filed a complaint against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars. In counterclaims, the Company has alleged, among other grounds, that Ethicon's actions tortiously interfered with the Company's business dealings and that Ethicon is infringing three of the Company's patents. The parties' cross-motions for preliminary injunctions were denied by the District Court in April 1991. The Court has held hearings, concluded in September, 1995 as to the Company's motion to dismiss Ethicon's claim of infringement. The Company's motion is under consideration by the Court. No trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon and meritorious defenses against the claims by Ethicon. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       B. In March, 1992, the Company filed a complaint in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon, Inc., alleging infringement of United States patents issued to the Company covering the Company's endoscopic multiple clip applier. In February, 1994, a jury returned a verdict in favor of the defendants, holding that the Company's patent claims were invalid. The Company's appeal of the verdict to the United States Court of Appeals for the Federal Circuit was denied, and the Company filed a petition for a writ of certiorari with the United States Supreme Court seeking to overturn the lower court decisions. On October 2, 1995, the United States Supreme Court, in selecting the docket for its current session, left pending the Company's writ of certiorari. The Company believes the Court has tied the outcome of the Company's action to a case, raising similar issues, which was heard by the Supreme Court on January 8, 1996. The Company participated in that case by filing a supportive brief with the Supreme Court. If the Company's position is sustained by the Supreme Court, the Court of Appeals would be expected to either enter a decision on the Company's behalf or order the District Court to hold a new trial at which the Company could reassert its claims for barring Ethicon's endoscopic clip applier from the market and for monetary damages.

       C. In May, 1992, the Company filed a complaint in the United States District Court for the Northern District of California against Origin Medsystems, Inc. ("Origin"), a subsidiary of Eli Lilly & Co., and Frederic Moll, an officer of Origin and a former employee and director of EndoTherapeutics. The Company acquired EndoTherapeutics in July 1992. On January 12, 1993, the District Court granted the Company's motion for a preliminary injunction. The infringing trocars were ordered removed from the market. The United States Court of Appeals for the Federal Circuit in December 1993 denied Origin's appeal and affirmed the lower court's order for a preliminary injunction. A date for trial has not been set. The United States Patent Office, which, on the defendant Origin's request, reexamined one of the Company's patents on its PREMIUM SURGIPORT retracting tip trocar, has confirmed the patentability of the Company's trocar. In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants.

       D. In August and September 1992, four complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and two executives as defendants. The complaints allege wrongful conduct in violation of federal securities law and related state law which resulted in damages in connection with the plaintiff shareholders' purchases of the Company's common stock. During the second quarter 1993, the Company and certain executive officers were named as defendants in additional complaints styled as shareholder class actions, making comparable allegations to those in the earlier filed complaints. In June, 1993, the Court entered orders consolidating these cases. In February and March 1994, three additional complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and certain executives as defendants. The complaints allege wrongful conduct in violation of federal securities laws in connection with the plaintiff shareholders' purchases of the Company's common stock. On April 12, 1995, the Court dismissed a majority of the claims which had been brought under the federal securities laws by purchasers of the Company's common stock. The Company intends to defend vigorously against the remaining claims, which relate only to timeliness of the Company's disclosure of its implementation of a Just-in-Time distribution program. In the opinion of management, based upon the advice of counsel, the defendants have meritorious defenses against the claims asserted in the actions. The Company believes that the ultimate outcome of these actions should not have a materially adverse effect on the Company's consolidated financial statements.

       E. In September, 1993, Ethicon, Inc. filed a Complaint against the Company in the United States District Court for the District of Delaware alleging that the Company's manufacture, use and sale of surgical staples used in a variety of the Company's staplers infringes certain patents. Ethicon, Inc. subsequently amended its complaint to add Ethicon Endo-Surgery and Design Standards Corporation, a Connecticut corporation and a supplier to the Company, as co-plaintiffs. The Company successfully moved to transfer the case to the United States District Court for the District of Connecticut. In December, 1993, the Company asserted counterclaims against Ethicon, Inc. and Ethicon Endo-Surgery for, among other things, infringing the Company's patents relating to surgical staples. In addition, the Company has asserted counterclaims against Design Standards Corporation for breach of its contractual obligations to the Company and for statutory unfair trade practices by purporting to assign rights to Ethicon which belong to the Company. In December, 1995, the Company filed motions for summary judgment as to the validity of and the lack of any infringement with respect to the Ethicon patents, and the plaintiffs filed a motion for summary judgment against the Company's counterclaims. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in this action and valid claims against the plaintiffs. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       F. In February, 1994, Ethicon Endo-Surgery filed suit against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler. In June, 1994, the Court denied the plaintiffs' motion for a preliminary injunction against the Company. In August, 1995, after a hearing as to the construction of Ethicon's patent claims, the Court ruled in favor of the Company and dismissed Ethicon's claims. Ethicon has appealed the decision. The Company previously had asserted counterclaims against Ethicon which have also been dismissed, without prejudice. No hearing date before the Court of Appeals for the Federal Circuit has been set. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       G. In November, 1995, the Company acquired Surgical Dynamics, Inc. ("Surgical Dynamics"), a privately held company which develops, manufactures and markets surgical devices for use in spinal procedures. In January, 1995, Surgical Dynamics sought declaratory judgment in the United States District Court for the Central District of California that its spinal fusion cage product, the Ray FTC device, did not infringe a patent owned by Karlin, Inc. and licensed to Sofomar Danek Group, Inc. and that such patent is invalid. The defendants filed counterclaims for patent infringement and unfair trade practices. In the opinion of management, based upon the advice of counsel, Surgical Dynamics is not infringing any rights of the defendants and has valid defenses against the defendants' counterclaims. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

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

                                  * * * * * * *


       In the opinion of management, based upon the advice of counsel, the ultimate outcome of the above actions, individually or in the aggregate, should not have a materially adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information pertaining to the executive officers of the Company as of January 30, 1996:

                                                                                               Acting as
Name                            Age                       Position                            Such Since
----                            ---                       --------                            ----------

Leon C. Hirsch                   68         Chairman of the Board, President                         1987
                                                and Chief Executive Officer

Turi Josefsen                    59         Executive Vice President, and                            1994
                                                President, International Operations      (President and Chief
                                                                                         Executive Officer of
                                                                                         Auto Suture Companies
                                                                                         1992 - 1994)

Thomas R. Bremer                 42         Senior Vice President and                                1994
                                                General Counsel                          (Officer since 1989)

Thomas D. Guy                    53         Senior Vice President, Operations                        1994
                                                                                         (Officer since 1981)

Robert A. Knarr                  47         Senior Vice President and                                1994
                                                General Manager, U.S. and Canada         (Officer since 1983)

Howard M. Rosenkrantz            52         Senior Vice President, Finance and                       1992
                                                Chief Financial Officer                  (Officer since 1982)

Peter Burtscher                  55         Group Vice President                                     1993
                                                                                         (Officer since 1982)

Richard A. Douville              40         Vice President and                                       1993
                                                Treasurer

Richard N. Granger               39         Vice President, Research                                 1993
                                                and Development                          (Officer since 1992)

Charles E. Johnson               47         Vice President, Education                                1994
                                                                                         (Officer since 1993)

Louis J. Mazzarese               50         Vice President, Quality                                  1992
                                                and Regulatory Affairs                   (Officer since 1991)

Eitan Nahum                      46         Vice President, Strategic Planning &                     1995
                                                 Business Development                    (Officer since 1995)

Joseph C. Scherpf                52         Vice President and                                       1984
                                                Controller

Jeffrey B. Sciallo               46         Vice President, Information Services                     1995
                                                                                         (Officer since 1995)

Marianne Scipione                49         Vice President, Corporate                                1981
                                                Communications

Wilson F. Smith, Jr.             50         Vice President, Corporate Accounts &                     1995
                                                Distribution                             (Officer since 1993)

Charles Tribie                   43         Vice President, Manufacturing                            1995
                                                                                         (Officer since 1995)

Pamela Komenda                   42         Corporate Secretary                                      1989

Various of the above-named persons are also officers of one or more of the Company's subsidiaries. Leon C. Hirsch and Turi Josefsen are husband and wife. No other family relationship exists between any of the above-named persons. Officers are elected for annual terms to hold office until their successors are elected, or until their earlier resignation or removal by the Board of Directors. All of the executive officers have for at least the past five years held high level management or executive positions with the Company or its subsidiaries, except for Mr. Douville, who joined the Company in 1993, Mr. Mazzarese, who joined the Company in 1991, and Mr. Nahum, who joined the Company in 1995. Mr. Douville was previously employed from 1977 to 1992 by the accounting firm of Deloitte & Touche, where he was a partner, and was Vice President and Controller with PepsiCo. Foods International from 1992 until joining the Company. Mr. Mazzarese was previously Vice President, Regulatory Affairs/Clinical Affairs, Product Assurance, at the Shiley division of Pfizer Corporation's Hospital Products Group from 1987 until October, 1991. Mr. Nahum was President and Chief Executive Officer of Bogen Communications, Inc. from 1994-1995. From 1989-94 he was with Sharplan Lasers, Inc., a subsidiary of Laser Industries serving as its President from 1991-94.

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


                                          CASH               DAILY SALES PRICES
                                        DIVIDENDS            ------------------
                                          PAID             HIGH               LOW
                                          ----             ----               ---
   1995
1st Quarter                              $.02             $24.25             $18.75
2nd Quarter                               .02              24.00              19.13
3rd Quarter                               .02              27.75              20.38
4th Quarter                               .02              27.25              21.38

   1994
1st Quarter                              $.02             $32.50             $15.88
2nd Quarter                               .02              24.63              16.00
3rd Quarter                               .02              28.38              21.25
4th Quarter                               .02              27.50              18.25

       At December 31, 1995, the number of record holders of the Company's Common Stock was 10,381. See discussion below in Management's Discussion and Analysis of Financial Condition and Results of Operations as to restrictions imposed by a credit agreement on registrant's level of dividend payments.

ITEM 6.       SELECTED FINANCIAL DATA.

                                                           Years Ended December 31,
---------------------------------------------------------------------------------------------------------
In thousands, except per share data     1995(1)       1994(2)       1993(3)         1992           1991
---------------------------------------------------------------------------------------------------------

Net sales ........................   $ 1,022,300   $   918,700   $ 1,037,200    $ 1,197,200   $   843,600

Income (loss) before income
   taxes ..,.....................    $    89,800   $    32,700   $  (137,400)   $   192,900   $   130,300

Net income (loss) ................   $    79,200   $    19,200   $  (138,700)   $   138,900   $    91,200

Net income (loss) per common share
   and common share equivalent
   (primary and fully diluted) ...         $1.05          $.08        $(2.48)         $2.32         $1.58

Average number of common shares
   and common share equivalents
   outstanding ...................        57,000        56,600        56,000         59,900        57,800

Dividends declared
   per common share ..............          $.08          $.08         $.245           $.30        $.2875

At December 31,
Total assets .....................   $ 1,265,500   $ 1,103,500   $ 1,170,500    $ 1,168,100   $   741,600

Long-term debt ...................   $   256,500   $   248,500   $   505,300    $   394,500   $   251,600

Stockholders' equity (4) .........   $   741,100   $   662,000   $   443,900    $   590,000   $   329,900

(1) In the third quarter of 1995, the Company reached an agreement with respect to the settlement of all issues raised by the Internal Revenue Service in the examination of the Company's income tax returns for the years 1984 through 1990. As a result of the agreement, the Company recognized a net credit to the tax provision of $10 million ($ .18 per common share) in the third quarter of 1995.

(2) In the fourth quarter of 1994 the Company signed a letter of intent to purchase certain assets of its independent distributor in Japan, which included inventory of the Company's products purchased by the independent distributor but not yet sold to third parties at December 31, 1994. Sales and Net income were reduced by $17 million and $8 million ($.14 per common share), respectively, in anticipation of the pending reacquisition of these products and valuing these products at the Company's cost.

(3) Income (loss) before income taxes and net income (loss) for 1993 include restructuring charges of $137.6 million and $129.6 million ($2.31 per share), respectively.

(4) Included in Stockholders' equity in 1995 and 1994 is $191.5 million of convertible preferred stock which has a liquidation value of $200.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       In 1995 the Company attained sales of $1.02 billion compared with sales of $919 million in 1994 and $1.04 billion in 1993. Sales increased $ 104 million or 11 % in 1995, decreased $119 million or 11 % in 1994 , and decreased $160 million or 13 % in 1993. In 1995 the Company reported net income of $79 million or $1.05 per common share (after preferred stock dividends of $20 million), compared with net income of $ 19 million or $.08 per common share (after preferred stock dividends of $15 million) in 1994, and a net loss of $139 million or $2.48 per common share in 1993. Net income and net income per common share increased $60 million and $.97, respectively, in 1995 compared to 1994, increased $158 million and $2.56, respectively, in 1994 compared to 1993, and decreased $278 million and $4.80, respectively, in 1993 compared to 1992. The effect of changes in foreign currency exchange rates on results of operations was to increase net income by $14 million in 1995 in comparison to 1994. The effects of foreign currency exchange rate changes on net income in 1994 and 1993 were immaterial.

       The Company recorded restructuring charges of approximately $7 million during the second half of 1995 that relate primarily to lease terminations and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries and the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments were incurred in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made during the third and fourth quarters of 1995, with the remainder to be made by the end of the first half of 1996.
The 1995 restructuring charges were basically offset by the reversal of restructuring cost estimates in excess of ultimate costs which were originally recognized in the Company's fourth quarter 1993 consolidated financial statements.

       In the second half of 1993 the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position through property divestitures and consolidations and a reduction in its management, administrative, and direct labor workforce. These plans were adopted when it became apparent that projected worldwide sales growth did not meet Company expectations. The Company initially announced plans to layoff approximately 700 administrative staff personnel, close its manufacturing plants for thirteen days in the fourth quarter of 1993, and adopt a four day work week for certain manufacturing employees during the early part of 1994.
The Company expanded upon its restructuring plans in 1993 to include real estate divestitures and consolidations and additional employee voluntary and involuntary severance programs. Substantially all payments under these severance programs have been completed by December 31, 1995.

       Restructuring charges recorded in 1993 were $138 million ($130 million or $2.31 per share net of taxes). These charges consisted primarily of writedowns of certain real estate to estimated net realizable value ($ 79 million), provisions for lease buyout expenses ($24 million), accruals for severance costs ($30 million) and write down of other assets ($5 million). The Company has either terminated or bought out the leases of the leased properties and paid substantially all employee severence costs which were part of the 1993 restructuring charges.

       The increase in sales in 1995 to $1.02 billion compared to $919 million in 1994 was primarily due to volume increases and the Company's initiation of direct distribution of its products to Japanese customers through the acquisition of certain assets from the Company's former Japanese distributor. The reduction of inventories at JIT distributors during 1995 had a negative impact on sales as hospital purchases from JIT distributors exceeded distributor purchases from the Company by $13.1 million (1994 - $28.2 million). Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system have continued in 1995. The rate of acceptance of newer procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures. The reduction in sales to $919 million in 1994 from $1.04 billion in 1993 was significantly affected by the initial distributor stocking program in early 1993 which was not repeated in 1994. Distributor inventory purchases were made in connection with the implementation of the Company's JIT domestic hospital distribution program during the first quarter of 1993. The initial stocking of the JIT distributors precipitated an inventory reduction period during which hospitals formerly supplied directly by the Company worked their inventories down and distributors adjusted their own inventories.

The following table analyzes the change in sales in 1995, 1994 and 1993 compared with the prior years.

                                                  1995    1994     1993
                                                 -----   -----    -----
                                                      (IN MILLIONS)
     COMPOSITION OF SALES INCREASE (DECREASE):
     Sales volume increase (decrease)            $  64   $ (96)   $(114)
     Net price changes*                             12     (21)      (6)
     Effects of changes in foreign
        currency exchange rates                     28      (2)     (40)
                                                 -----   -----    -----

         Sales increase (decrease)               $ 104   $(119)   $(160)
                                                 =====   =====    =====


     * Approximately $36 million of the sales increase for the year ended December 31, 1995, accounted for in net price changes above, is the result of the 1995 acquisition of certain assets from the Company's former distributor in Japan.

       Sales volume increases and the effects of foreign currency exchange rate fluctuations accounted for 62% and 27%, respectively, of the total 1995 sales increase compared with 1994 and 81% and 2%, respectively, of the total 1994 sales decrease compared with 1993.

       Gross margin from operations (sales less cost of products sold divided by sales) was 56% in 1995 and 50% in 1994 and 1993. Although the Company implemented the majority of its restructuring plans during the last quarter of 1993 and the first quarter of 1994, the major benefits of the cost reduction measures adopted by the Company did not start being realized in reduced cost of product until 1994, which resulted in improved quarterly gross margins as the applicable product was sold in the second half of 1994. Gross margins continued to improve in 1995 as a result of the implementation of the 1993/1994 restructuring plans. Gross margins in 1993 compared to 1992 were negatively impacted by higher costs associated with the increase in production capacity, the introduction of new products and increases in related inventory and fixed asset reserves from the consequent obsolescence of production tooling and inventories and additional selling price discounts granted to JIT distributors with the implementation of the JIT distribution program. The reserves for obsolescence of production tooling and inventories, which are an ongoing cost of business, amounted to $45 million, $61 million and $62 million, respectively, in the years ended December 31, 1995, 1994 and 1993. The effects of foreign currency exchange rate changes on cost of products sold in 1995 and 1994 were immaterial. Changes in foreign currency exchange rates from those existing in 1992 had the effect of reducing cost of products sold by $18 million in 1993.

       The Company's investment in research and development during the past three years (1995 - $43 million; 1994 - $38 million; 1993 - $51 million) has yielded numerous product improvements as well as the development of numerous new products. The increase in research and development expense in 1995 compared to 1994 resulted primarily from $4.6 million of charges during the third quarter of 1995 related to certain technologies which the Company decided not to pursue. The decrease in research and development expense in 1994 compared to 1993 reflects the impact of a program initiated in the second half of 1993 to increase efficiency and reduce the cost connected with the pilot development of new products which are classified as research and development. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas.

       Selling, general and administrative expenses expressed as a percentage of sales were 41% in 1995, 40% in 1994, and 43% in 1993. The increase in selling, general and administrative expenses as a percentage of sales in 1995 is primarily due to the effects of the initiation by the Company of the marketing of the Company's products to its Japanese customers as a result of the acquisition of certain assets from the Company's former Japanese distributor. The decrease in selling, general and administrative expenses as a percentage of sales for 1994 results from the major cost saving benefits from the Company's restructuring program in the form of reduced selling, general, and administrative expenses as a percentage of sales throughout 1994. The percentage increase in 1993 resulted primarily from higher depreciation and amortization charges related to the Company's facilities expansion. Changes in foreign currency exchange rates from those existing in the prior year had the effect of increasing selling, general, and administrative expenses by $13 million in 1995, and decreasing selling, general, and administrative expenses by $6 million in 1994 and $21 million in 1993.

       The tax provisions for 1995, 1994 and 1993 related primarily to foreign taxes including taxes in Puerto Rico. The Company's tax provisions in 1995 and 1994 reflect the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code and the tax benefit of certain net operating loss and tax credit carryforwards which were not previously considered recognizable. The 1993 tax provision is a result of the Company incurring net operating losses in certain tax jurisdictions for which the Company was not able to recognize the corresponding tax benefits.

       In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon current circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it now appears more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

       The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) in the first quarter of 1996. The Company, as provided for by FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement. The anticipated effect of adopting this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

FINANCIAL CONDITION

       The increase in accounts receivable results from the $37 million increase in sales in the fourth quarter 1995 when compared to the fourth quarter 1994.

       The increase in other current assets and income taxes payable results from the Company's settlement with the Internal Revenue Service referred to above.

       The increase in other assets results primarily from an increase in goodwill ($64 million) and patents ($18 million) resulting from the Company's acquisition of Japanese distribution rights from the Company's former Japanese distributor and the business combination with Surgical Dynamics, Inc. (see Note C of Notes to Consolidated Financial Statements).

       The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. Following the issuance of $200 million of convertible preferred stock in March 1994, the proceeds from which were used to reduce bank debt, the Company entered into a new $400 million syndicated credit agreement in June 1994, later reduced to $350 million in the first quarter of 1995 as a result of the strong cash flows currently being generated by the Company.

       The Company terminated its existing syndicated credit facility which was scheduled to mature in January 1997 and entered into a new $325 million credit agreement in December 1995. This new credit agreement matures January 2001 and provides for certain covenants similar to the credit agreement it replaced, such as restrictions on asset sales, common stock dividends in excess of 20% of net income and subsidiary debt as well as required maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratios and a stipulated level of debt to total capitalization. The new credit facility provides for borrowings up to $25 million worth of Japanese Yen within the facility. During 1995, the Company entered into uncommitted Japanese Yen credit agreements with two Japanese banks for a total of 3 billion Yen (approximately $30 million) in order to enhance liquidity for its Japanese subsidiary. Additonally, the company had $50 million of uncommitted credit agreements with three other domestic banks. The Company is in full compliance with all of its covenants associated with its various bank and leasing agreements.

       The Company's building programs have been essentially completed, which enabled the Company to reduce its capital spending by more than 28% in 1995 compared to 1994 levels and 78% in 1994 compared to 1993 levels. Additions to property, plant, and equipment on the accrual method totaled $48 million ($34 million on a cash basis) in 1995, compared with $49 million in 1994, and $187 million in 1993, and consist of additions to machinery and equipment ($25 million), molds and dies ($11 million) and land and buildings ($12 million). During 1995 the Company removed from its balance sheet, property, plant, and equipment which had an original cost of $27 million and is now fully depreciated and out of service.

       The change in long-term debt at December 31, 1995 in comparison to the prior year-end reflects the notes payable related to the acquisition of Japanese direct distribution rights and the cash flow generated from operations which enabled the Company to reduce bank debt by $37 million after recognizing the effect of over $80 million of business acquisitions during 1995.

       The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of December 31, 1995 the Company had approximately $25 million of such contracts outstanding that will mature at various dates through February 1996. Realized and unrealized foreign currency gains and losses are recognized when incurred. The weakening of the dollar relative to most foreign currencies caused the $10 million movement in the Company's Accumulated Translation Adjustments component of Stockholders' Equity at December 31, 1995 compared to the prior year.

         The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. This right cannot be exercised by the Owner Participant until January 1998 and continues for a period of four years thereafter. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company may be obligated to make an additional payment of approximately $19 million if the right is exercised which could be payable as early as January 1998, or ratably throughout the remaining term of the lease. The foregoing amounts in the preceding two sentences represent cash flow impacts whereas the rent expense would aggregate less than $20 million per year.

         If, as described above, the Company takes title to the beneficial interest in the facilities in 1998, it is estimated that the Company's balance sheet would be affected through an increase in property, plant and equipment of $339 million, a decrease in other assets of $109 million and an increase in Long-Term Debt of $230 million.

                                   * * * * * *

       The Company may, from time to time, provide estimates as to future performance, including comments on financial estimates made by the analyst community. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by other firms, pressure on prices from competition or purchasers of the Company's products, regulatory obstacles to development of new products which are important to the Company's growth, lack of acceptance of new products by the health care market, slow rates of conversion by surgeons to procedures which utilize the Company's markets, and interest rate and foreign exchange fluctuations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

       The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.

                                                FIRST         SECOND            THIRD           FOURTH
                                               QUARTER        QUARTER        QUARTER(1)       QUARTER(2,3)        YEAR
                                               -------        -------        ----------       ------------        ----
                  1995
Net sales...............................        $240,600     $263,600         $254,800          $263,300       $1,022,300
Cost of products sold...................         112,900      117,800          106,500           114,500          451,700
Income before income taxes..............          18,700       24,800           20,600            25,700           89,800
Net income .............................          14,400       19,100           25,900            19,800           79,200
Net income per common
  share (primary and fully diluted)                 $.17         $.25             $.37              $.26            $1.05

                  1994
Net sales...............................        $226,000      $232,000         $234,200         $226,500       $  918,700
Cost of products sold...................         117,600       117,200          115,200          113,600          463,600
Income (loss) before income taxes.......          (5,400)       11,800           17,400            8,900           32,700
Net income (loss).......................          (7,900)        8,000           13,200            5,900           19,200
Net income (loss) per common
  share (primary and fully diluted)                $(.14)         $.05             $.15             $.02             $.08

(1) In the third quarter of 1995, the Company reached an agreement with respect to the settlement of all issues raised by the Internal Revenue Service in the examination of the Company's income tax returns for the years 1984 through 1990. As a result of the agreement, the Company recognized a net credit to the tax provision of $10 million ($ .18 per common share) in the third quarter of 1995.

(2) In the fourth quarter of 1994, the Company reached an agreement to purchase certain assets of its former Japanese distributor and accrued for the reacquisition of inventory from this distributor and reduced Net sales by $17 million and Net income by $8 million ($.14 per common share).

(3) Cost of products sold in the fourth quarter of 1995 includes $13 million of inventory and fixed asset reserves ($16 million in the corresponding period in 1994) resulting from the continued introduction of new products and the consequent obsolescence of production tooling and inventories.

B.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

    See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.     DIRECTORS

       The section entitled "Election of Directors" in the Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the registrant (the 1996 Proxy Statement) is hereby incorporated by reference.

B.     OFFICERS

       See Part I.

C.     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

       The section entitled "Executive Compensation and Transactions - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The section entitled "Executive Compensation and Transactions" in the 1996 Proxy Statement is hereby incorporated by reference, except for those portions entitled "Performance Graph" and "Report of Compensation Committee".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The sections entitled "Outstanding Shares, Voting Rights and Principal Stockholders" and "Share Ownership of Management" in the 1996 Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The section entitled "Executive Compensation and Transactions - Certain Transactions" in the 1996 Proxy Statement is hereby incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      a. AND d. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

         See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 herein.

      b. REPORTS ON FORM 8-K.

         Reports on Form 8-K relative to the acquisition of certain assets of the Company's former Japanese distributor were filed on July 10, 1995 and on October 13, 1995, as amended on November 30, 1995.

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

                 (d) By-laws, as amended January 30, 1996. Filed herewith.

                 (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                 (a) Credit Agreement dated as of December 20, 1995 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent, NationsBank, N.A., as Administrative Agent, and The Bank of New York, as Yen Administrative Agent. Filed Herewith.

           (10)  MATERIAL CONTRACTS.

                 (a) 1981 Employee Stock Option Plan. Exhibit 10(a)(1) to registrant's Form 10-K for 1987. * +

                 (b) 1990 Employee Stock Option Plan, as amended through February 7, 1995. Filed herewith. +

                 (c) 1993 Employee Stock Option Plan, as amended through February 7, 1995. Filed herewith. +

                 (d) Restricted Stock Incentive Plan, as amended through February 7, 1995. Filed herewith. +

                 (e)          Installment Option Purchase Agreement with Leon C.
                              Hirsch dated September 10, 1984, as amended through May 18, 1994. Exhibit 10 (j) to registrant's Form 10-K for 1994. +

                 (f) Outside Directors Stock Plan - Exhibit 10(a)(4) to registrant's Form 10-K for 1988. * +

                 (g) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990. * +

                 (h) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988. * +

                 (i) Lease Agreement dated as of January 14, 1993 between State Street Bank and Trust Company of Connecticut, National Association, as Lessor and the registrant, as Lessee - Exhibit 10(o) to registrant's Form 10-K for 1992.*

                 (j) Participation Agreement dated as of January 14, 1993 among registrant, Lessee, Baker Properties Limited Partnership, Owner Participant, The Note Purchasers listed in Schedule 1 thereto, State Street Bank and Trust Company of Connecticut, National Association, Owner Trustee, and Shawmut Bank Connecticut, N.A., Indenture Trustee -
                              Exhibit 10(p) to registrant's Form 10-K for 1992.*

                 (k) Lease and financing agreements dated January 4, 1994 between registrant's French subsidiary, A.S.E. Partners, and (i) the Corporation for the Financing of Commercial Buildings ("FINABAIL") and
                              (ii) the Association for the Financing of Commercial Buildings ("U.I.S.") - Exhibit 10(r) to registrant's Form 10-K for 1993.*

                 (l) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

                 (m) Agreement between Howard M. Rosenkrantz and the registrant dated January 30, 1996. Filed herewith.+

           (12) Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. Filed herewith.

           (21)               Subsidiaries of the registrant. Filed herewith.

           (27)               Financial Data Schedule. Filed herewith.

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-9776.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of January, 1996.

                                      UNITED STATES SURGICAL CORPORATION
                                                  (REGISTRANT)

                                      By:
                                         ------------------------------------
                                                (HOWARD M. ROSENKRANTZ
                                            SENIOR VICE PRESIDENT, FINANCE
                                             AND CHIEF FINANCIAL OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                           DATE
            ---------                              -----                           ----
                                      Chairman of the                        January 30, 1996
---------------------------------     Board, President
  (Leon C. Hirsch)                    and Chief Executive Officer
                                      (Principal Executive Officer)
                                      and Director

---------------------------------     Director                               January 30, 1996
  (Julie K. Blake)

---------------------------------     Director                               January 30, 1996
  (John A. Bogardus, Jr.)

---------------------------------     Director                               January 30, 1996
  (Thomas R. Bremer)

---------------------------------     Director                               January 30, 1996
  (Turi Josefsen)

---------------------------------     Director                               January 30, 1996
  (Douglas L. King)

---------------------------------     Director                               January 30, 1996
  (William F. May)

---------------------------------     Senior Vice President, Finance         January 30, 1996
  (Howard M. Rosenkrantz)             and Chief Financial Officer and
                                      Director

---------------------------------     Director                               January 30, 1996
  (Marianne Scipione)

---------------------------------     Director                               January 30, 1996
  (John R. Silber)

---------------------------------     Vice President and Controller          January 30, 1996
  (Joseph C. Scherpf)                 (Principal Accounting Officer)

                       UNITED STATES SURGICAL CORPORATION

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                Page
                                                                                ----

Independent Auditors' Report and Consent ................................        F-2

Management Report on Responsibility for Financial Reporting .............        F-3

Consolidated Balance Sheets - December 31, 1995 and 1994 ................        F-4

Consolidated Statements of Operations - Years Ended December 31, 1995,
   1994 and 1993 ........................................................        F-5

Consolidated Statements of Changes in Stockholders' Equity - Years
   Ended December 31, 1995, 1994 and 1993 ...............................        F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 1995,
   1994 and 1993 ........................................................        F-7

Notes to Consolidated Financial Statements ..............................        F-8

Schedule II - Valuation and Qualifying Accounts .........................        S-1

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

         We have audited the accompanying consolidated financial statements and financial statement schedule of United States Surgical Corporation and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of United States Surgical Corporation for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United States Surgical Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Stamford, Connecticut
January 22, 1996

                          INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

         We consent to the incorporation by reference in United States Surgical Corporation's Registration Statements Nos. 33-53297 and 33-59729 on Form S-3 and Registration Statements Nos. 2-64804, 2-78663, 33-3419, 33-13997, 33-37328,
33-38710, 33-40171, 33-59278 and 33-61912 on Form S-8 of our report dated
January 22, 1996 and appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1995.


Deloitte & Touche LLP

Stamford, Connecticut
January 22, 1996

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




                                            Leon C. Hirsch
                                            Chief Executive Officer




                                            Howard M. Rosenkrantz
                                            Chief Financial Officer

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
-------------------------------------------------------------------------------------------------------------
In thousands except share data                                                1995               1994
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ......................................        $   10,500         $   11,300
   Receivables, less allowance of $8,200 (1995); $7,300 (1994) ....           247,300            211,500
   Inventories:
     Finished goods ...............................................            92,700             95,500
     Work in process ..............................................            28,800             27,100
     Raw materials ................................................            39,700             44,600
                                                                           ----------         ----------
                                                                              161,200            167,200
   Other current assets ...........................................            87,900             49,500
                                                                           ----------         ----------
         Total Current Assets .....................................           506,900            439,500
                                                                           ----------         ----------

Property, plant, and equipment (net) ..............................           504,900            540,000

Other assets (net) ................................................           253,700            124,000
                                                                           ----------         ----------

         Total Assets .............................................        $1,265,500         $1,103,500
                                                                           ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ...............................................        $   28,600         $   28,200
   Accrued liabilities ............................................           148,900            125,200
   Income taxes payable ...........................................            78,600             29,400
   Current portion of long-term debt ..............................             4,200              1,300
                                                                           ----------         ----------
         Total Current Liabilities ................................           260,300            184,100

Long-term debt ....................................................           256,500            248,500

Deferred income taxes .............................................             7,600              8,900

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
   9.76% Series A cumulative convertible, 177,400 shares
     issued and outstanding (liquidation value - $200 million) ....               900                900
   Additional paid-in capital - preferred stock ...................           190,600            190,600
   Common stock $.10 par value, authorized 250,000,000 shares;
     issued, 65,293,157 at December 31, 1995 and 64,973,192 at
     December 31, 1994 ............................................             6,500              6,500
   Additional paid-in capital - common stock ......................           394,200            380,700
   Retained earnings ..............................................           233,200            178,100
   Treasury stock at cost; 8,127,219 shares at
     December 31, 1995 and 8,137,053 shares at
     December 31, 1994 ............................................           (86,600)           (86,700)
   Accumulated translation adjustments ............................             2,300             (8,100)
                                                                           ----------         ----------
         Total Stockholders' Equity ...............................           741,100            662,000
                                                                           ----------         ----------
Commitments and contingencies

         Total Liabilities and Stockholders' Equity ...............        $1,265,500         $1,103,500
                                                                           ==========         ==========

                 See Notes to Consolidated Financial Statements.

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended December 31,
                                              -----------------------------------------------
In thousands, except per share data              1995             1994             1993
---------------------------------------------------------------------------------------------
Net sales ................................    $1,022,300        $918,700        $1,037,200
                                              ----------        --------        ----------
Costs and expenses:
   Cost of products sold .................       451,700         463,600           518,400
   Research and development ..............        43,100          37,500            50,800
   Selling, general and administrative ...       417,000         366,700           449,300
   Interest ..............................        20,700          18,200            18,500
   Restructuring charges .................                                         137,600
                                              ----------        --------        ----------
         Total costs and expenses ........       932,500         886,000         1,174,600
                                              ----------        --------        ----------

Income (loss) before income taxes ........        89,800          32,700          (137,400)

Income taxes .............................        10,600          13,500             1,300
                                              ----------        --------        ----------

Net income (loss) ........................        79,200          19,200          (138,700)

Preferred stock dividends ................        19,500          14,900
                                              ----------        --------        ----------

Net income (loss) applicable to
   common stock ..........................    $   59,700        $  4,300        $ (138,700)
                                              ==========        ========        ==========

Average number of common shares
   outstanding ...........................        57,000          56,600            56,000
                                              ==========        ========        ==========

Net income (loss) per common share
   (primary and fully diluted) ...........    $     1.05        $    .08        $    (2.48)
                                              ==========        ========        ==========

Dividends paid per common share ..........    $      .08        $    .08        $     .245
                                              ==========        ========        ==========


                 See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                   Additional               Additional
                                                                     Paid-in                  Paid-in
                                                       Preferred    Capital -     Common     Capital -     Retained
Years ended December 31, 1995, 1994 and 1993             Stock      Preferred      Stock      Common       Earnings
--------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
--------------------

BALANCE AT JANUARY 1, 1993...........................                             $6,400     $345,200      $ 330,700
  Common stock issued to employees-net
    (626,079 shares).................................                                          12,100
  Income tax benefit from stock options exercised
    recognized upon adoption of FAS 109..............                                          14,400
  Payment received from officer on installment
    receivables......................................
  Aggregate adjustment resulting from the
    translation of foreign financial statements......
  Common stock dividends paid
    ($.245 per share)................................                                                        (13,700)
  Net loss...........................................                                                       (138,700)
                                                           ----     --------      ------     --------      ---------

BALANCE AT DECEMBER 31, 1993.........................                              6,400      371,700        178,300
  Issuance of preferred stock (177,400) shares.......      $900     $190,600
  Common stock issued to employees-net
    (577,991 shares).................................                                100        7,900
  Income tax benefit from stock
    options exercised................................                                           1,100
  Payment received from officer on installment
    receivables......................................
  Aggregate adjustment resulting from the
    translation of foreign financial statements......
  Preferred stock dividends..........................                                                        (14,900)
  Common stock dividends paid
    ($ .08 per share)................................                                                         (4,500)
  Net income.........................................                                                         19,200
                                                           ----     --------      ------     --------      ---------

BALANCE AT DECEMBER 31, 1994.........................       900      190,600       6,500      380,700        178,100
  Common stock issued to employees-net
    (329,799 shares).................................                                           5,300
  Income tax benefit from stock
    options exercised................................                                           8,200
  Aggregate adjustment resulting from the
    translation of foreign financial statements......
  Preferred stock dividends..........................                                                        (19,500)
  Common stock dividends paid
    ($ .08 per share)................................                                                         (4,600)
  Net income.........................................                                                         79,200
                                                           ----     --------      ------     --------      ---------
BALANCE AT DECEMBER 31, 1995.........................      $900     $190,600      $6,500     $394,200      $ 233,200
                                                           ====     ========      ======     ========      =========

                                                                               Installment
                                                            Accumulated        Receivables
                                                           Translation         from Sale of           Treasury
Years ended December 31, 1995, 1994 and 1993                Adjustments        Common Stock            Stock              Total
-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
--------------------

BALANCE AT JANUARY 1, 1993...........................       $    400             $(6,000)             $(86,700)         $ 590,000
  Common stock issued to employees-net
    (626,079 shares).................................                                                                      12,100
  Income tax benefit from stock options exercised
    recognized upon adoption of FAS 109..............                                                                      14,400
  Payment received from officer on installment
    receivables......................................                                600                                      600
  Aggregate adjustment resulting from the
    translation of foreign financial statements......        (20,800)                                                     (20,800)
  Common stock dividends paid
    ($.245 per share)................................                                                                     (13,700)
  Net loss...........................................                                                                    (138,700)
                                                            --------             -------              --------          ---------

BALANCE AT DECEMBER 31, 1993.........................        (20,400)             (5,400)              (86,700)           443,900
  Issuance of preferred stock (177,400) shares.......                                                                     191,500
  Common stock issued to employees-net
    (577,991 shares).................................                                                                       8,000
  Income tax benefit from stock
    options exercised................................                                                                       1,100
  Payment received from officer on installment
    receivables......................................                              5,400                                    5,400
  Aggregate adjustment resulting from the
    translation of foreign financial statements......         12,300                                                       12,300
  Preferred stock dividends..........................                                                                     (14,900)
  Common stock dividends paid
    ($ .08 per share)................................                                                                      (4,500)
  Net income.........................................                                                                      19,200
                                                            --------             -------              --------          ---------

BALANCE AT DECEMBER 31, 1994.........................         (8,100)                  0               (86,700)           662,000
  Common stock issued to employees-net
    (329,799 shares).................................                                                      100              5,400
  Income tax benefit from stock
    options exercised................................                                                                       8,200
  Aggregate adjustment resulting from the
    translation of foreign financial statements......         10,400                                                       10,400
  Preferred stock dividends..........................                                                                     (19,500)
  Common stock dividends paid
    ($ .08 per share)................................                                                                      (4,600)
  Net income.........................................                                                                      79,200
                                                            --------             -------              --------          ---------
BALANCE AT DECEMBER 31, 1995.........................       $  2,300             $     0              $(86,600)         $ 741,100
                                                            ========             =======              ========          =========

                 See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                             Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------

In thousands                                                                       1995                1994                1993
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers .......................................        $ 1,000,000         $   913,100         $ 1,103,300
   Cash paid to vendors, suppliers, and employees .....................           (784,100)           (749,300)           (941,200)
   Interest paid ......................................................            (17,500)            (24,800)            (18,300)
   Income taxes paid ..................................................            (10,300)            (14,900)            (12,800)
                                                                               -----------         -----------         -----------
     Net cash provided by operating activities ........................            188,100             124,100             131,000
                                                                               -----------         -----------         -----------

Cash flows from investing activities:
   Additions to property, plant, and equipment ........................            (33,600)            (47,000)           (216,400)
   Acquisitions .......................................................            (84,000)
   Other assets .......................................................            (18,100)             13,900             (30,000)
                                                                               -----------         -----------         -----------
     Net cash used in investing activities ............................           (135,700)            (33,100)           (246,400)
                                                                               -----------         -----------         -----------

Cash flows from financing activities:
   Long-term debt borrowings under credit agreements ..................          2,407,300           3,483,900           2,614,400
   Long-term debt repayments under credit agreements ..................         (2,445,800)         (3,753,800)         (2,495,900)
   Long-term debt issuance fees .......................................             (1,700)             (3,300)             (1,100)
   Issuance of preferred stock, net ...................................                                191,500
   Common stock issued from stock plans ...............................              5,300              13,400              12,100
   Dividends paid .....................................................            (24,100)            (14,500)            (13,700)
                                                                               -----------         -----------         -----------
     Net cash (used in) provided by financing activities ..............            (59,000)            (82,800)            115,800
                                                                               -----------         -----------         -----------

Effect of exchange rate changes .......................................              5,800               2,200              (2,000)
                                                                               -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents ..................               (800)             10,400              (1,600)
Cash and cash equivalents, beginning of year ..........................             11,300                 900               2,500
                                                                               -----------         -----------         -----------

Cash and cash equivalents, end of year ................................        $    10,500         $    11,300         $       900
                                                                               ===========         ===========         ===========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss) .....................................................        $    79,200         $    19,200         $  (138,700)
                                                                               -----------         -----------         -----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ....................................             91,700              89,400              83,200
     Asset writedowns - restructuring .................................                                                     73,800
     Adjustment of property, plant, and equipment reserves ............             18,600              22,300              17,400
     Receivables -- (increase) decrease ...............................            (23,900)             (3,300)             67,800
     Inventories --  (increase) decrease ..............................             (2,600)              7,400             (48,400)
     Adjustment of inventory reserves .................................             26,600              39,200              44,200
     Other current assets-(increase) ..................................            (26,200)            (13,000)            (23,900)
     Accounts payable and accrued liabilities -- increase (decrease) ..             13,500             (42,500)             34,300
     Income taxes payable and deferred -- increase (decrease) .........              3,100              (2,900)            (24,300)
     Income tax benefit from stock options exercised ..................              8,200               1,100              14,400
     Other assets -- net ..............................................               (100)              7,200              31,200
                                                                               -----------         -----------         -----------
         Total adjustments ............................................            108,900             104,900             269,700
                                                                               -----------         -----------         -----------

Net cash provided by operating activities .............................        $   188,100         $   124,100         $   131,000
                                                                               ===========         ===========         ===========


                 See Notes to Consolidated Financial Statements.

                 UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 United States Surgical Corporation and Subsidiaries (the Company) is primarily engaged in developing, manufacturing and marketing a proprietary line of technologically advanced surgical wound management products to hospitals throughout the world. The Company currently operates domestically and internationally through subsidiaries, divisions, and distributors.

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 CONSOLIDATION. The consolidated financial statements include the accounts and transactions of United States Surgical Corporation and Subsidiaries, excluding intercompany accounts and transactions. Certain subsidiaries (including branches), primarily operating outside the United States, are included in the consolidated financial statements on a fiscal-year basis ending November 30.

                 PROPERTY, PLANT, AND EQUIPMENT. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

                                                               Years
                      -----------------------------------------------
                      Buildings ..........................      40
                      Molds and dies .....................    2 to  7
                      Machinery and equipment ............    3 to 10
                      Leasehold improvements .............    3 to 30

                      The Company capitalizes interest incurred on funds used to construct property, plant, and equipment. Interest capitalized during 1995, 1994 and 1993 was immaterial.

                 INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

                 OTHER ASSETS. The Company capitalizes and includes in Other assets the costs of acquiring patents on its products, the costs of computer software developed and used in its information processing systems, goodwill arising from the excess of cost over the fair value of net assets of purchased businesses and deferred start-up costs incurred prior to 1991 relating to the Company's entrance in 1991 into the suture portion of the wound management market. Costs of Other assets are amortized on the straight-line basis over the following estimated useful lives:

                                                                 Years
                      -------------------------------------------------
                      Patents................................     10
                      Computer software costs................      3
                      Deferred start-up costs................      5
                      Goodwill...............................  10 to 40

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

                 NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share is based on the weighted average number of common shares and, where material, common share equivalents (stock options) outstanding. Common share equivalents are not included in the computation of net income (loss) per share in 1995, 1994 and 1993 since the effect of their inclusion would be antidilutive.

                 NOTE B - RESTRUCTURING CHARGES

                 The Company recorded restructuring charges of approximately $7 million in 1995. These restructuring charges related primarily to lease termination and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries as part of the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments and other charges were incurred in 1995 in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made in the third and fourth quarters of 1995 with the remainder of the cash outlays to be made in the subsequent two quarters. The 1995 restructuring charges were basically offset by the reversal of restructuring cost estimates in excess of ultimate costs which were originally recognized in the Company's 1993 consolidated statements of operations.


                      Accrued liabilities at December 31, 1995 and 1994 included
                 $9 million and $18 million, respectively, which related primarily to severance costs and accrued lease obligations associated with the Company's 1995 and 1993 restructuring charges. The Company has either terminated or bought out the leases of the leased properties and paid substantially all employee severence costs which were part of the 1993 restructuring charges. The majority of the 1995 accrued termination charges and other restructuring charges will be liquidated by the end of the second quarter 1996.

                 NOTE C - ACQUISITIONS

                 The Company acquired Surgical Dynamics, Inc., (a subsidiary of E-Z-EM, Inc.) a developer, manufacturer, and distributor of surgical devices for use in spinal procedures, in November 1995 for $60 million in a cash transaction. The acquisition was accounted for by the purchase method of accounting. Goodwill of approximately $40 million and patents resulting from the acquisition will be amortized on a straight-line basis to operations over 20 years and 10 years, respectively. The Company has made a preliminary allocation of the purchase price based on the estimated fair values of assets and liabilities acquired. As additional information is gained, adjustments to the allocation of the purchase price may occur. Results of operations subsequent to acquisition are included in the Company's consolidated financial statements.

                      The Company completed on September 29, 1995 its 6.1
                 billion Yen (approximately $62 million or a present value of $54 million) purchase acquisition of certain assets and liabilities from the Company's former distributor in Japan. The Company has made a preliminary allocation of the purchase price based on the estimated fair values of assets and liabilities acquired. As additional information is gained, adjustments to the allocation of the purchase price may occur. The Company and the former distributor had agreed that all of the conditions to closing the purchase had either been met or could be met as of April 1, 1995 and, accordingly, had entered into an agency agreement effective April 1, 1995 under which the Company assumed the risks and rewards of selling the Company's products to third parties in Japan and recognized, since April 1, 1995, the former distributor's revenue and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan. Approximately $24 million was recorded as goodwill and such goodwill will be amortized over 25 years on a straight-line basis.

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

                      The unaudited consolidated results of operations on a
                 pro-forma basis as though the purchase business combinations noted above, excluding the purchase accounted for under the cost method, had collectively been completed by the Company as of the beginning of 1995 and 1994 are as follows (dollars in thousands, except per share amounts):

                                                      Twelve Months Ended
                                                         December 31,
                                                   ------------------------
                                                      1995          1994
                                                   ----------    ----------

                      Net sales                    $1,058,100    $1,013,600
                      Net income                   $   74,100    $   24,300
                      Net income per common share  $      .96    $      .17

                      The pro-forma financial information is presented for
                 informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                 NOTE D - PROPERTY, PLANT, AND EQUIPMENT

                      At December 31, 1995 and 1994, Property, plant, and
                 equipment (at cost) was comprised of the following items:

                 In thousands                                             1995        1994
                 ---------------------------------------------------------------------------
                 Land ...............................................  $  27,500   $  23,800
                 Buildings ..........................................    170,500     149,600
                 Molds and dies .....................................     92,200     100,500
                 Machinery and equipment ............................    309,200     321,700
                 Leasehold improvements .............................    153,700     155,500
                                                                       ---------   ---------
                                                                         753,100     751,100

                 Less allowance for depreciation and amortization ...   (248,200)   (211,100)
                                                                       ---------   ---------
                                                                       $ 504,900   $ 540,000
                                                                       =========   =========

                      Property, plant, and equipment includes land and buildings in Elancourt, France with a net book value at December 31, 1995 and 1994 of $82 million and $70 million, respectively. During 1995 the Company took out of service and removed from its balance sheet property, plant, and equipment which had an original cost of $27 million and was fully depreciated.

                 NOTE E - OTHER ASSETS

                      At December 31, 1995 and 1994 Other assets (net of
                 accumulated amortization of $73 million and $57 million in 1995 and 1994, respectively) was comprised of the following items:

                 In thousands                                1995       1994
                 -------------------------------------------------------------

                 Patents and licenses.................     $ 86,500   $ 64,000
                 Goodwill.............................       69,400      5,200
                 Deferred tax assets..................       31,600     11,600
                 Prepaid rent.........................       28,500     19,700
                 Computer software costs..............        7,800      8,300
                 Deferred start-up costs..............            0      4,200
                 Other................................       29,900     11,000
                                                           --------   --------
                                                           $253,700   $124,000
                                                           ========   ========

                      During 1995 the Company removed from its Balance Sheet
                 fully amortized Other assets with a cost of $24 million.

                 NOTE F - INCOME TAXES

                      In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets relating to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon current circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it now appears more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

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

                      A summary of the source of income (loss) before income
                 taxes follows:

                 In thousands              1995          1994         1993
                 -----------------------------------------------------------
                 Domestic (a) ........    $81,100      $35,600     $ (61,800)
                 Foreign .............      8,700       (2,900)      (75,600)
                                          -------      -------     ---------
                                          $89,800      $32,700     $(137,400)
                                          =======      =======     =========

                 (a) Includes Puerto Rico and U.S. branches in foreign locations.

                 A summary of the provision for income taxes follows:

                 In thousands                   1995         1994         1993
                 -------------------------------------------------------------
                 Current:
                     Federal                               $ 1,700
                     Foreign                  $ 9,700        1,000      $ 4,800
                     State and local (a)        3,900        6,500        4,700

                 Deferred:
                     Federal                   (5,700)        (900)
                     Foreign                    2,300          500       (8,800)
                     State and local (a)          400        4,700          600
                                              -------      -------       ------
                                              $10,600      $13,500      $ 1,300
                                              =======      =======      =======

                 (a) Includes Puerto Rico

                      A reconciliation between income taxes based on the
                 application of the statutory federal income tax rate (35%) to income (loss) before income taxes and the provision for income taxes as set forth in the Consolidated Statements of Operations follows:

                 In thousands                               1995       1994      1993
                 ----------------------------------------------------------------------
                 Provision (benefit) for taxes
                     at statutory rates                   $ 31,400   $11,400   $(48,100)
                 Benefit of operating loss carryforward
                     (recognized)/not recognized for
                     U.S. federal or foreign taxes         (16,100)    6,500     63,600
                 Benefit of operating loss and credit
                     carryforward incident to settlement
                     of IRS tax audit                      (10,000)
                 Tax savings from operations
                     in Puerto Rico                         (6,600)   (7,500)   (18,700)
                 State and local income taxes,
                     net of federal income tax
                     benefit                                 2,800       900        800
                 Foreign income taxed at rates
                     different than U.S.
                     statutory rate                          8,200     1,600      1,600

                 Other                                         900       600      2,100
                                                          --------   -------   --------
                                                          $ 10,600   $13,500   $  1,300
                                                          ========   =======   ========

                      The Company has provided for taxes on the income of its
                 subsidiary's operations in Puerto Rico at an effective rate that is lower than the U.S. federal income tax statutory rate. This rate reflects the fact that approximately 90% of income is exempt from local taxes in Puerto Rico as well as the availability of a tax credit under Section 936 of the Internal Revenue Code. Withholding taxes at a negotiated rate of 8% (7% in 1994 and 6% in 1993) have been provided on the expected repatriation of the income of this subsidiary.

                      At December 31, 1995 and 1994 deferred tax liabilities and assets under FAS 109 were comprised of the following:

                                                               1995        1994
                                                            ---------   ---------

                      Patent amortization                   $ (14,900)  $ (21,700)
                      Depreciation                            (34,100)    (30,900)
                      Other amortization                       (9,700)       (300)
                      Operating lease                          (9,500)     (8,500)
                      Accrued interest                         (5,500)     (2,200)
                      Other                                    (7,100)     (8,400)
                                                            ---------   ---------
                            Gross deferred tax liabilities    (80,800)    (72,000)
                                                            ---------   ---------

                      Restructuring reserves                   34,800      28,700
                      Inventory reserves                       33,400      32,800
                      Fixed asset reserves                     25,400      25,300
                      Accrued expenses                          9,500       9,500
                      Other                                     9,400      15,700
                      Tax loss and credit carryforwards       143,100     172,300
                                                            ---------   ---------

                            Gross deferred tax assets         255,600     284,300
                      Less:  Valuation allowance             (129,000)   (204,600)
                                                            ---------   ---------
                                                              126,600      79,700

                      Net deferred tax assets               $  45,800   $   7,700
                                                            =========   =========

                      Deferred taxes resulted from temporary differences in the
                 recognition of revenue and expense for tax and financial statement purposes. The sources of the temporary differences are: the use of accelerated methods of computing depreciation for income tax purposes and the straight-line method for financial reporting purposes; expensing certain patent costs as incurred for income tax purposes and capitalizing and amortizing them over their estimated useful lives for financial reporting purposes; expensing certain deferred start-up costs for income tax purposes and deferring and amortizing such costs over a five year period for financial reporting purposes; and other temporary differences applicable to current assets and liabilities.

                      At December 31, 1995 current deferred tax assets of $23
                 million and non-current deferred tax assets of $32 million were included in the Consolidated Balance Sheet captions Other current assets and Other assets, respectively. Current deferred tax liabilities of $1 million and non-current deferred tax liabilities of $8 million were included in the Consolidated Balance Sheet captions Income taxes payable and Deferred income taxes, respectively.

                      The Company's loss carryforwards prior to 1993 are
                 primarily attributable to compensation expense deductions on its income tax return which were not recognized for financial accounting purposes. A valuation allowance in the amount of $129 million has been recorded as of December 31, 1995 because of the uncertainty over the future utilization of the tax benefit of its gross deferred tax assets. As of January 1, 1995, the valuation allowance was $205 million.

                      At December 31, 1995 the Company's consolidated
                 subsidiaries have unremitted earnings of $119 million on which the Company has not accrued a provision for federal income taxes since these earnings are considered to be permanently invested. The amount of the unrecognized deferred tax liability relating to unremitted earnings was approximately $31 million at December 31, 1995.

                      The Company has available for U.S. Federal income tax
                 return purposes the following net operating loss and tax credit carryforwards:

                                                     NET     INVESTMENT  RESEARCH
                                                  OPERATING     TAX      AND OTHER
                 IN THOUSANDS                      LOSSES     CREDITS     CREDITS
                 -----------------------------------------------------------------
                 YEAR SCHEDULED TO EXPIRE:
                 1996........................                  $1,400
                 1997........................                   1,400
                 1998........................                   1,300     $   200
                 1999........................                     900         100
                 2000........................                     900         300
                 2001........................                     500         500
                 2002........................                                 700
                 2003........................                                 800
                 2004........................                                 500
                 2005........................                               1,800
                 2006........................     $ 28,100                  3,000
                 2007........................      133,600                  6,500
                 2008........................       39,800                  2,800
                 2009........................       14,400
                 2010 .......................
                                                  --------     ------     -------
                                                  $215,900     $6,400     $17,200
                                                  ========     ======     =======

                      In addition, the Company has available for state and
                 foreign income tax return purposes net operating loss carryforwards of $142 million and $115 million, respectively, and tax credits of $3.5 million, which expire at various dates.

                      The exercise of stock options which have been granted
                 under the Company's various stock option plans and the vesting of restricted stock give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options and restricted stock and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital. In the years ended December 31, 1990 - 1992 such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase Additional Paid-in Capital. The compensation deductions arising from the exercise of stock options were not material in 1993, 1994 and 1995.

                      With respect to the U.S. federal net operating loss and
                 credit carryforwards set forth above, the Company estimates that if such carryforwards are ultimately recognizable, the remainder of such tax assets would result in increases to Additional Paid-in Capital of up to approximately $64 million and a reduction of the tax provision up to approximately $9 million.

                 NOTE G - ACCRUED LIABILITIES

                 Included in Accrued liabilities at December 31, 1995 are accrued payroll, property and sales taxes $17 million (1994 - $15 million), accrued commissions $16 million (1994 - $12 million), accrued restructuring charges $9 million (1994 - $18 million) and accrued inventory repurchase $0 million (1994 - $17 million).

                 NOTE H - LONG-TERM DEBT

                 At December 31, 1995 the Company's long term debt consisted of $124 million in bank borrowings, $93 million in financing lease obligations outstanding relating to its European headquarters office building and distribution center complex in Elancourt, France, and $40 million of notes payable outstanding to its former Japanese distributor which arose as part of the Company's acquisition of certain assets from the former Japanese distributor.

                      During December 1995, the Company entered into a new five
                 year, $325 million syndicated credit agreement which replaced its previous $350 million revolving credit facility which was scheduled to mature in January 1997. The new syndicated credit facility provides the Company with a choice of interest rates based upon the banks' CD rate, prime rate or the London Interbank Offered Rate (LIBOR) for US dollar borrowings and Tokyo Interbank Offered Rate (TIBOR) for yen borrowings. The actual interest charges paid by the Company are determined by a pricing schedule which considers the ratio of consolidated debt at each calendar quarter end to consolidated earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The effective interest rate on long-term bank debt outstanding as of December 31, 1995 and 1994 was 7.4% and 7.7%, respectively.

                      The new credit agreement and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is prohibited from declaring dividends on its common stock in excess of 20% of net income, subject to changes in the number of common shares outstanding, until it achieves investment grade status, as defined. During 1995, the Company entered into uncommitted Japanese Yen credit agreements with two Japanese banks for a total of 3 billion Yen (approximately $30 million) in order to enhance liquidity for its Japanese subsidiary. Additionally, the Company had $50 million of uncommitted credit agreements with three other banks. The uncommitted credit agreements are short term in nature. Borrowings of 800 million Yen ($7.7 million) and $21 million were outstanding and included in long-term debt as of December 31, 1995. Such borrowings have been categorized as long-term debt as such borrowings will be refinanced under the Company's five-year bank credit agreement. The Company is in full compliance with all of the covenants associated with its various financing agreements.

                      The Company's French franc denominated financing lease
                 requires principal amortization in varying amounts over the remaining thirteen year term of the lease with a balloon payment of approximately 42 million French franc ($8 million) at the end of the lease. Interest is payable at a rate approximately 1.4% above (Paris Interbank Offered Rate) PIBOR. After considering the effects of an interest rate swap agreement, the effective interest rate on the financing lease debt was approximately 8.05% and 7.9% at December 31, 1995 and 1994, respectively.

                      The Company's yen-denominated note payable are
                 non-interest bearing and repayable annually in amounts based upon the higher of 350 million yen or 8% of the landed value of products shipped to the Company's subsidiary in Japan. In any event, any notes payable still outstanding on December 31, 2001 must be repaid on that date. The Company has calculated the present value of these notes using a discount rate of 4% and the estimated value of products expected to be shipped to its subsidiary over the next six years. Based upon these assumptions, the Company estimates that the present value of the final payment on December 31, 2001 will be approximately $15 million.

                      At December 31, 1995, the scheduled principal repayments
                 under loan agreements and future minimum payments under a financing lease and note payable were as follows:

                                             Bank
                                            Credit    Financing   Note
                 In thousands             Facilities    Lease    Payable      Total
                 ------------------------------------------------------------------
                 1996..................               $  9,400   $ 2,800   $ 12,200
                 1997..................                  9,400     2,400     11,800
                 1998..................                  9,500     4,300     13,800
                 1999..................                 10,900     5,000     15,900
                 2000..................                 11,600     5,900     17,500
                 After 2000............    $123,700    119,500    21,900    265,100
                                           --------   --------   -------   --------
                                            123,700    170,300    42,300    336,300
                 Current portion
                 long-term debt and
                 note payable..........                 (1,400)   (2,800)    (4,200)
                 Amount representing
                 interest..............                (75,600)             (75,600)
                                           --------   --------   -------   --------
                 Long-term debt........    $123,700   $ 93,300   $39,500   $256,500
                                           ========   ========   =======   ========

                 NOTE I - STOCKHOLDERS' EQUITY

                 On March 28, 1994 the Company issued approximately $200 million of 9.76% Series A Convertible Preferred Stock (convertible into a maximum of approximately 8.9 million shares or a minimum of approximately 8.5 million shares of the Company's Common Stock), par value $5 per share, in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. Dividends on the Convertible Preferred Stock are cumulative at the annual rate of $110 per share, payable quarterly in arrears commencing July 1, 1994. On April 1, 1998 each share of Convertible Preferred Stock outstanding will automatically convert into 50 shares of Common Stock of the Company, and prior to this date it may be converted into 47.65 shares of Common Stock at any time at the option of the holder. The Company may redeem the Convertible Preferred Stock at any time after April 1, 1997 for a maximum of 50 shares of Common Stock together with an additional cash dividend of up to $27.50 per share with the additional cash dividend declining ratably after April 1, 1997 to $0 by March 1, 1998. The Preferred Stock trades principally as depositary receipts, each representing a one-fiftieth interest in a share of Preferred Stock. The proceeds from the sale of Preferred Stock were used to reduce bank indebtedness.

                      The Company had 57,165,938 and 56,836,139 shares of its
                 $.10 par value Common Stock outstanding as of December 31, 1995 and 1994, respectively. In the past, the Company announced programs to repurchase up to a total of 9,200,000 shares of its outstanding Common Stock. As of December 31, 1995, a total of 8,712,537 shares had been acquired at a total cost of $89.3 million. No treasury shares had been acquired in 1994 and 1995. Acquired shares are being held as treasury shares, the majority of which are reserved for issuance upon conversion of the Company's Preferred Stock.

                      Shares of Common Stock reserved for future issuance in
                 connection with restricted stock awards, stock option plans and employee stock purchase plans amounted to 17,303,361 and 17,631,774 at December 31, 1995 and 1994, respectively. The Compensation/Option Committee (the "Committee") of the Board of Directors is responsible for administering the Company's stock plans.

                      The Restricted Stock Incentive Plan (the "Incentive Plan")
                 provides for grants to key employees of the Company's Common Stock in the maximum aggregate amount of 5,000,000 shares. As of December 31, 1995, 3,839,740 shares were issued and vested under the Incentive Plan and 142,160 shares were cancelled. There were no restricted stock grants during the three-year period ended December 31, 1995.

                      The 1990 Employee Stock Option Plan (the "1990 Option
                 Plan") provides for grants to key employees and certain key consultants of options and stock appreciation rights for up to 11,000,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee determines otherwise. As of December 31, 1995, no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1990 Option Plan will be as determined by the Committee.

                      The 1993 Employee Stock Option Plan (the "1993 Option
                 Plan") provides for grants to key employees (excluding executive officers) of options and stock appreciation rights for up to 3,500,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee deems otherwise. As of December 31, 1995 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1993 Option Plan will be as determined by the Committee.

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

                      The Outside Directors Stock Plan provides for an aggregate maximum of up to 160,000 shares of Common Stock to be issued under restricted stock awards and option grants to certain non-employee members of the Board of Directors. At December 31, 1995 and 1994, restricted stock awards and option grants for 134,000 shares and 112,000 shares, respectively, had been granted under the Outside Directors Stock Plan. As of December 31, 1995 and 1994, 26,000 and 48,000 shares, respectively, are reserved for future issuance under the Outside Directors Stock Plan.

                      A summary of stock option transactions under the employee
                 option plans and the Outside Directors Stock Plan for each of the three years in the period ended December 31, 1995 follows:

                                                      NUMBER                 OPTION
                                                     OF SHARES             PRICE RANGE
                 ------------------------------------------------------------------------

                 OUTSTANDING JANUARY 1, 1993.....    10,853,606         $ 3.28  - $114.13
                   Granted.......................     1,977,081          23.06  -   69.75
                   Exercised.....................      (245,055)          3.28  -   58.19
                   Canceled or lapsed............    (1,080,079)         19.75  -  114.13
                                                     ----------

                 OUTSTANDING DECEMBER 31, 1993...    11,505,553           3.58  -  114.13
                   Granted.......................     2,287,869          20.50  -   22.55
                   Exercised.....................      (347,487)          3.58  -   22.69
                   Canceled or lapsed............      (713,319)          7.50  -  114.13
                                                     ----------

                 OUTSTANDING DECEMBER 31, 1994...    12,732,616           4.97  -  111.94
                   Granted.......................     1,570,525          20.50  -   26.06
                   Exercised.....................      (157,195)          4.97  -   23.25
                   Canceled or lapsed............      (433,049)          7.50  -  103.69
                                                     ----------

                 OUTSTANDING DECEMBER 31, 1995...    13,712,897           5.13  -  111.94
                                                     ==========

                 At December 31, 1995:
                   Exercisable...................     9,531,754           5.13  -  111.94
                                                     ==========

                      Under the USSC Employees 1979 Stock Purchase Plan (the
                 "1979 Purchase Plan") and the 1994 Employees Stock Purchase Plan (the "1994 Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base earnings, as defined, to purchase shares of the Company's Common Stock at 85% of the market price when such deductions are made. There are no charges or credits to income in connection with the Purchase Plan. The plans will continue in effect as long as shares authorized under the Purchase Plan remain available for issuance thereunder. The Company has reserved 2,400,000 shares of its Common Stock for issuance under the 1979 Purchase Plan, of which 137,811 shares are available for future issuance, and it has reserved 650,000 shares of its Common Stock for issuance under the 1994 Purchase Plan, of which 390,185 are available for future issuance, at December 31, 1995.

                 NOTE J - SEGMENT AND GEOGRAPHIC AREA INFORMATION

                 The Company develops, manufactures and markets wound management products which constitute a single business segment. The following information sets forth geographic information with respect to the Company's net sales, operating profits and identifiable assets.

                 In thousands                               1995              1994             1993
                 -------------------------------------------------------------------------------------
                 NET SALES:
                   United States.....................    $  828,500        $  775,000       $  895,500
                   International (1).................
                          Europe.....................       357,300           314,700          313,800
                          Japan......................        63,900                 0                0
                          Other......................        30,500            27,400           27,200
                   Inter-area transfers eliminated...      (257,900)         (198,400)        (199,300)
                                                         ----------        ----------       ----------
                                                         $1,022,300        $  918,700       $1,037,200
                                                         ==========        ==========       ==========

                 OPERATING PROFIT (LOSS):
                   United States ....................    $  121,100        $   71,200       $   30,500
                   International ....................
                          Europe.....................        84,600            66,300          (63,000)
                          Japan......................         6,200                 0                0
                          Other......................         5,300             4,500           (2,600)
                   Profit on inter-area transfers
                     eliminated......................      (106,700)          (91,100)         (83,800)
                                                         ----------        ----------       ----------
                                                         $  110,500        $   50,900       $ (118,900)
                                                         ==========        ==========       ==========

                 IDENTIFIABLE ASSETS AT
                   DECEMBER 31:
                   United States.....................    $  867,900        $  807,500       $  877,100
                   International ....................
                          Europe.....................       349,400           302,800          299,200
                          Japan......................        64,300                 0                0
                          Other......................        10,400             5,800            5,700
                   Inter-area assets eliminated......       (26,500)          (12,600)         (11,500)
                                                         ----------        ----------       ----------
                                                         $1,265,500        $1,103,500       $1,170,500
                                                         ==========        ==========       ==========

                 (1) Does not include sales made primarily to international distributors (1995 - $50,200, 1994 - $84,800 and 1993 -
                     $69,600) from a location in the United States. The combination of sales to international distributors and international sales above approximate 49% in 1995, 46% in 1994 and 40% in 1993 of consolidated sales, respectively.

                 NOTE K - COMMITMENTS AND CONTINGENCIES

                 The Company is engaged in litigation as a defendant in cases involving alleged patent infringement, product liability claims and a consolidated shareholders' class action suit (see Item
                 3). In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits should not have a material adverse effect on the Company's consolidated financial statements.

                      The Company is committed to certain undertakings,
                 including the maintenance of specified levels of employment and capitalization for its Puerto Rican subsidiary.

                      The future minimum rental commitments for building space,
                 leasehold improvements, data processing and automotive equipment for all operating leases as of December 31, 1995, were as follows: 1996 - $61 million; 1997 - $76 million; 1998 - $88 million; 1999 - $67 million; 2000 - $64 million; after 2000
                 - $197 million. Rent expense was $33 million, $31 million and $34 million in 1995, 1994 and 1993, respectively. The Company's North Haven lease agreement includes contingent rent provisions based on formulas utilizing the consumer price index. The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. This right cannot be exercised by the Owner Participant until January 1998 and continues for a period of four years thereafter. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company may be obligated to make an additional payment of approximately
                 $19 million if the right is exercised which could be payable as early as January 1998, or ratably throughout the remaining term of the lease. The foregoing amounts in the preceding two sentences represent cash flow impacts whereas rent expense would aggregate less than $20 million per year.

                 NOTE L - FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

                 DERIVATIVES
                 The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

                      The Company enters into contracts to reduce its exposure
                 to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of December 31, 1995, the Company had approximately $25 million of foreign currency exchange contracts outstanding that will mature at various dates through February 1996. Realized and unrealized foreign currency gains and losses with respect to such contracts are recognized when incurred and amounted to gains of $.6 million in 1995 and losses of $4 million and $1 million in 1994 and 1993, respectively.

                      The Company has swapped with certain banks its exposure to floating interest rates on $50 million of its variable rate U.S. dollar debt and 200 million ($37 million) of variable rate French franc debt. These swap agreements expire August 1996 for the U.S. dollar debt and December 1997 for the French franc debt. The Company makes fixed interest payments at rates of approximately 7.8% for the U.S. dollar swap and 8.1% for the French franc swap and receives payments based on the floating six-month LIBOR and three-month PIBOR, respectively. The net gain or loss from the exchange of interest rate payments, which is immaterial, is included in interest expense. Based upon the fair value of the Company's interest rate swap agreements at December 31, 1995, termination of such agreements would require a payment by the Company of approximately $3.3 million dollars. The Company does not currently intend to terminate its interest rate swap agreements prior to their expiration dates.

                 CONCENTRATION OF CREDIT RISK
                 The Company invests its excess cash in both deposits with major banks throughout the world and other high quality short-term liquid money market instruments (commercial paper, bank CDs, government and government agency notes and bills, etc.). The Company has a policy of making investments only with institutions that have at least an "A" (or equivalent) credit rating from a national rating agency. The investments generally mature within six months but certain investments in bank CDs mature within five years. The Company has not incurred losses related to these investments.

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

                      The estimated fair value of the Company's financial
                 instruments are as follows:

                                                                           December 31
                                                          ---------------------------------------------
                                                                  1995                     1994
                                                          --------------------     --------------------

                                                          Carrying     Fair        Carrying     Fair
                                                           Amount      Value        Amount      Value
                                                           ------      -----        ------      -----
                 (In thousands)
                 Cash, cash equivalents and
                    certificates of deposit.........      $ 31,800    $ 32,600     $ 20,600    $ 20,400
                 Long-term debt ....................       256,500     256,500      248,500     248,500
                 Interest rate swaps
                    payable-net.....................           500       3,800          400         900

                 The Company believes that the other parties to the foreign exchange contracts and interest rate swaps have the ability to perform under the contracts and swaps.

                 NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                 The Company has purchased certain assets from its former Japanese distributor for approximately 6.1 billion Yen ($62 million or a present value of $53.5 million). In conjunction with this purchase a long-term payable was recorded as follows:

                      Fair Value of net assets acquired                               $ 53.5

                      Cash paid through December 31, 1995                              (11.2)
                                                                                      ------

                      Present value of non-interest bearing notes
                             payable to former distributor over six years             $ 42.3
                                                                                      ======

                 NOTE N - ADOPTION OF NEW ACCOUNTING PRINCIPLES

                 ADOPTION OF FAS 116. In 1995, the Company adopted Statement of Financial Accounting Standards No. 116 "Accounting for Contributions Received and Contributions Made" (FAS 116). The effect of the adoption of FAS 116 was not material.

                 ADOPTION OF FAS 121. In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). In accordance with FAS 121, the Company evaluates the carrying value of its long lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The effect of the adoption of FAS 121 was not material.

                 ADOPTION OF FAS 123. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) in the first quarter of 1996. The Company, as provided for by FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement. The anticipated effect of adopting this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                                                                     SCHEDULE II


               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               COLUMN A                                       COLUMN B            COLUMN C           COLUMN D          COLUMN E


                                                              BALANCE AT         CHARGED TO                           BALANCE AT
                                                              BEGINNING          COSTS AND                              END OF
              DESCRIPTION                                     OF PERIOD           EXPENSES          DEDUCTIONS          PERIOD
              -----------                                     ---------           --------          ----------          ------

In thousands
Year ended December 31, 1995:
     Allowance for doubtful accounts                           $ 7,300            $ 1,300           $   400(A)         $ 8,200
     Reserve for inventory valuation                            60,900             26,600            13,400(B)          74,100
     Reserve for fixed assets valuation                         59,300             18,600             3,100(C)          74,800

Year ended December 31, 1994:
     Allowance for doubtful accounts                           $ 5,000            $ 2,400           $   100(A)         $ 7,300
     Reserve for inventory valuation                            48,700             39,200            27,000(B)          60,900
     Reserve for fixed assets valuation                         40,100             22,300             3,100(C)          59,300

Year ended December 31, 1993:
     Allowance for doubtful accounts                           $ 3,500            $ 1,700           $   200(A)         $ 5,000
     Reserve for inventory valuation                            25,900             44,200            21,400(B)          48,700
     Reserve for fixed assets valuation                         24,400             17,400             1,700(C)          40,100




(A) Represents amounts written off. Normal recurring credits and returns are charged against sales.

(B) Represents disposition of inventory which has been superseded by a new generation of products.

(C)  Represents disposition of fixed assets.

                               EXHIBIT INDEX
                              ---------------

           (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                 (a)          Certificate of Incorporation filed March 14, 1990
                              - Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                 (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8- B declared effective August 3, 1990.*

                 (c)          Certificate of Amendment filed May 15, 1991 -
                              Exhibit 3(c) to registrant's Form 10-K for 1991.*

                 (d)          By-laws, as amended January 30, 1996. Filed
                              Herewith.

                 (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                 (a) Credit Agreement dated as of December 20, 1995 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent, NationsBank, N.A., as Administrative Agent, and The Bank of New York, as Yen Administrative Agent. Filed Herewith.

           (10)  MATERIAL CONTRACTS.

                 (a) 1981 Employee Stock Option Plan. Exhibit 10(a)(1) to registrant's Form 10-K for 1987. * +

                 (b) 1990 Employee Stock Option Plan, as amended through February 7, 1995. Filed herewith. +

                 (c) 1993 Employee Stock Option Plan, as amended through February 7, 1995. Filed herewith. +

                 (d) Restricted Stock Incentive Plan, as amended through February 7, 1995. Filed Herewith. +

                 (e)          Installment Option Purchase Agreement with Leon C.
                              Hirsch dated September 10, 1984, as amended through May 18, 1994. Exhibit 10 (j) to registrant's Form 10-K for 1994.+

                 (f) Outside Directors Stock Plan - Exhibit 10(a)(4) to registrant's Form 10-K for 1988.* +

                 (g) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.* +

                 (h) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.* +


                 (i) Lease Agreement dated as of January 14, 1993 between State Street Bank and Trust Company of Connecticut, National Association, as Lessor and the registrant, as Lessee - Exhibit 10(o) to registrant's Form 10-K for 1992.*

                 (j) Participation Agreement dated as of January 14, 1993 among registrant, Lessee, Baker Properties Limited Partnership, Owner Participant, The Note Purchasers listed in Schedule 1 thereto, State Street Bank and Trust Company of Connecticut, National Association, Owner Trustee, and Shawmut Bank Connecticut, N.A., Indenture Trustee -
                              Exhibit 10(p) to registrant's Form 10-K for 1992.*

                 (k) Lease and financing agreements dated January 4, 1994 between registrant's French subsidiary, A.S.E. Partners, and (i) the Corporation for the Financing of Commercial Buildings ("FINABAIL") and
                              (ii) the Association for the Financing of Commercial Buildings ("U.I.S.") - Exhibit 10(r) to registrant's Form 10-K for 1993.*

                 (l) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

                 (m) Agreement between Howard M. Rosenkrantz and the registrant dated January 30, 1996. Filed herewith.+

           (12) Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. Filed herewith.

           (21)               Subsidiaries of the registrant. Filed herewith.

           (27)               Financial Data Schedule. Filed herewith.

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-9776.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.