Form 10-Q
period 1996-03-31
UNITED STATES SURGICAL CORP
filed 1996-04-23
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---
                       THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                           COMMISSION FILE NO. 1-9776


                       UNITED STATES SURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-2518270
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

Number of shares of Common Stock,
  par value $.10 per share,
  outstanding at March 31, 1996                             57,416,561 Shares

                                                                       Form 10-Q
                                                                  March 31, 1996




               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I--FINANCIAL INFORMATION                                                              Page
                                                                                           ----
Financial Statements:

   Consolidated Balance Sheets at March 31, 1996 (Unaudited) and
   December 31, 1995 .................................................................      3

   Consolidated Statements of Operations (Unaudited) for the Three Months
   Ended March 31, 1996 and 1995 .....................................................      4

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
   Three Months Ended March 31, 1996 and 1995 ........................................      5

   Consolidated Statements of Cash Flows (Unaudited) for the Three Months
   Ended March 31, 1996 and 1995 .....................................................      6

   Notes to Consolidated Financial Statements (Unaudited) ............................      7

   Review by Independent Accountants .................................................      8

   Independent Accountants' Report and Letter ........................................      9

   Management's Discussion and Analysis of Interim Financial Condition and Results
   of Operations .....................................................................   10 - 12


PART II--OTHER INFORMATION

   Legal Proceedings .................................................................     13

   Exhibits and Reports on Form 8-K ..................................................     14

   Signature .........................................................................     14

                                                                       Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,     December 31,
In thousands, except share data                                                        1996           1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents ..................................................     $   11,700      $   10,500
   Receivables, less allowance ($8,900 March 31, 1996 and
     $8,200 December 31, 1995) ................................................        262,700         247,300
   Inventories:
     Finished goods ...........................................................         91,600          92,700
     Work in process ..........................................................         37,300          28,800
     Raw materials ............................................................         36,900          39,700
                                                                                    ----------      ----------
                                                                                       165,800         161,200
   Other current assets .......................................................         89,100          87,900
                                                                                    ----------      ----------
         Total Current Assets .................................................        529,300         506,900
                                                                                    ----------      ----------

Property, plant, and equipment at cost: .......................................        750,700         753,100
Less:  Allowance for depreciation and amortization ............................       (257,000)       (248,200)
                                                                                    ----------      ----------
                                                                                       493,700         504,900

Other assets (net) ............................................................        253,500         253,700
                                                                                    ----------      ----------
         Total Assets .........................................................     $1,276,500      $1,265,500
                                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................     $   35,000      $   28,600
   Accrued liabilities ........................................................        127,700         148,900
   Income taxes payable .......................................................         75,500          78,600
   Current portion of long-term debt ..........................................          3,900           4,200
                                                                                    ----------      ----------
         Total Current Liabilities ............................................        242,100         260,300
                                                                                    ----------      ----------

Long-term debt ................................................................        260,300         256,500
Deferred income taxes .........................................................         10,500           7,600

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
     9.76% Series A cumulative convertible, 177,400 shares
     issued and outstanding (liquidation value - $200 million) ................            900             900
   Additional paid-in capital - preferred stock ...............................        190,600         190,600
   Common stock $.10 par value, authorized 250,000,000 shares; issued,
     65,501,390 at March 31, 1996 and 65,293,157 at
     December 31, 1995 ........................................................          6,600           6,500
   Additional paid-in capital - common stock ..................................        401,100         394,200
   Retained earnings ..........................................................        248,100         233,200
   Treasury stock at cost; 8,084,829 shares at March 31, 1996
     and 8,127,219 shares at December 31, 1995 ................................        (86,400)        (86,600)
   Accumulated translation adjustments ........................................          2,700           2,300
                                                                                    ----------      ----------
         Total Stockholders' Equity ...........................................        763,600         741,100
                                                                                    ----------      ----------

         Total Liabilities and Stockholders' Equity ...........................     $1,276,500      $1,265,500
                                                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
In thousands, except per share data                        1996           1995
- --------------------------------------------------------------------------------
Net sales ........................................       $266,000       $240,600
                                                         --------       --------

Costs and expenses:
   Cost of products sold .........................        112,200        112,900
   Research and development ......................         12,400         10,100
   Selling, general and administrative ...........        110,300         94,000
   Interest ......................................          4,000          4,900
                                                         --------       --------
                                                          238,900        221,900
                                                         --------       --------

Income before income taxes .......................         27,100         18,700

Income taxes .....................................          6,200          4,300
                                                         --------       --------

Net income .......................................         20,900         14,400

Preferred stock dividends ........................          4,900          4,900
                                                         --------       --------

Net income applicable to common shares ...........       $ 16,000       $  9,500
                                                         ========       ========

Average number of common shares outstanding ......         57,300         56,900
                                                         ========       ========

Net income per common share
   (primary and fully diluted) ...................       $    .28       $    .17
                                                         ========       ========

Dividends declared per common share ..............       $    .02       $    .02
                                                         ========       ========



                 See Notes to Consolidated Financial Statements

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31, 1996 and 1995

                                                                  Form 10-Q
                                                                  March 31, 1996

                                                                      Additional                        Additional
                                                                       Paid-in                           Paid-in
Dollars in thousands,                                 Preferred       Capital -          Common          Capital -
except share data                                       Stock         Preferred           Stock           Common
- ------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995 ....................          $900          $190,600          $6,500          $380,700
Common stock issued to employees-
  net (64,752 shares) .........................                                                             1,100
Aggregate adjustment resulting from the
  translation of foreign financial statements .
Preferred stock dividends .....................
Common stock dividends declared
  ($.02 per share) ............................
Net income ....................................
                                                         ----          --------          ------          --------
BALANCE AT MARCH 31, 1995 .....................          $900          $190,600          $6,500          $381,800
                                                         ====          ========          ======          ========

BALANCE AT JANUARY 1, 1996 ....................          $900          $190,600          $6,500          $394,200
Common stock issued to employees -
  net (210,298 shares) ........................                                             100             4,300
Income tax benefit from stock options exercised                                                             2,600
Aggregate adjustment resulting from the
  translation of foreign financial statements .
Preferred stock dividends .....................
Common stock dividends declared
  ($ .02 per share) ...........................
Net income ....................................
                                                         ----          --------          ------          --------
BALANCE AT MARCH 31, 1996 .....................          $900          $190,600          $6,600          $401,100
                                                         ====          ========          ======          ========


                                                                           Accumulated
Dollars in thousands,                                     Retained         Translation         Treasury
except share data                                         Earnings         Adjustments           Stock              Total
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995 ....................          $ 178,100           $(8,100)          $(86,700)          $ 662,000
Common stock issued to employees-
  net (64,752 shares) .........................                                                                       1,100
Aggregate adjustment resulting from the
  translation of foreign financial statements .                                5,900                                  5,900
Preferred stock dividends .....................             (4,900)                                                  (4,900)
Common stock dividends declared
  ($.02 per share) ............................             (1,100)                                                  (1,100)
Net income ....................................             14,400                                                   14,400
                                                         ---------           -------           --------           ---------
BALANCE AT MARCH 31, 1995 .....................          $ 186,500           $(2,200)          $(86,700)          $ 677,400
                                                         =========           =======           ========           =========

BALANCE AT JANUARY 1, 1996 ....................          $ 233,200           $ 2,300           $(86,600)            741,100
Common stock issued to employees -
  net (210,298 shares) ........................                                                     200               4,600
Income tax benefit from stock options exercised                                                                       2,600
Aggregate adjustment resulting from the
  translation of foreign financial statements .                                  400                                    400
Preferred stock dividends .....................             (4,900)                                                  (4,900)
Common stock dividends declared
  ($ .02 per share) ...........................             (1,100)                                                  (1,100)
Net income ....................................             20,900                                                   20,900
                                                         ---------           -------           --------           ---------
BALANCE AT MARCH 31, 1996 .....................          $ 248,100           $ 2,700           $(86,400)          $ 763,600
                                                         =========           =======           ========           =========


                 See Notes to Consolidated Financial Statements

                                                                  Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    -----------------------------
In thousands                                                                           1996                1995
- -----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................................          $ 249,600           $ 250,100
   Cash paid to vendors, suppliers and employees .........................           (229,900)           (199,200)
   Interest paid .........................................................             (3,800)             (5,100)
   Income taxes paid .....................................................             (2,700)             (2,800)
                                                                                    ---------           ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES .........................             13,200              43,000
                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment ...........................            (12,700)             (9,400)
   Acquisitions ..........................................................             (1,700)             (6,700)
   Other assets ..........................................................             (3,400)              6,200
                                                                                    ---------           ---------
       NET CASH USED IN INVESTING ACTIVITIES .............................            (17,800)             (9,900)
                                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings .............................................            686,900             532,900
   Long-term debt repayments .............................................           (680,900)           (562,800)
   Common stock issued from stock plans ..................................              4,600               1,100
   Dividends paid ........................................................             (6,000)             (6,000)
                                                                                    ---------           ---------
       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES ............................................              4,600             (34,800)
                                                                                    ---------           ---------

Effect of exchange rate changes ..........................................              1,200               1,100
                                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ......................................................              1,200                (600)
Cash and cash equivalents, beginning of period ...........................             10,500              11,300
                                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................          $  11,700           $  10,700
                                                                                    =========           =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME ...............................................................          $  20,900           $  14,400
                                                                                    ---------           ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ........................................................             16,500              17,600
     Amortization ........................................................              5,200               5,200
     Adjustment of property, plant, and equipment reserves ...............              4,100                 900
     Receivables --  (increase) decrease .................................            (15,700)              9,500
     Inventories --  (increase) decrease .................................             (8,800)              5,400
     Adjustment of inventory reserves ....................................              3,900               6,200
     Other current assets (increase) .....................................               (800)             (3,700)
     Accounts payable/accrued liabilities-- (decrease) ...................            (14,900)            (12,500)
     Income taxes payable and deferred - increase ........................                200                   0
     Income tax benefit from stock options exercised .....................              2,600                   0
                                                                                    ---------           ---------
         Total adjustments ...............................................             (7,700)             28,600
                                                                                    ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................          $  13,200           $  43,000
                                                                                    =========           =========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     GENERAL
       The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three-month periods ended March 31, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the March 31, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     INCOME TAXES
       The 1995 and 1996 effective tax rates of 23% reflect the recognition of certain fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.     ADOPTION OF FAS 123
       In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (FAS 123). The Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan during the first quarter of 1996.

                                                                       Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The March 31, 1996 and 1995 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1995 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                Form 10-Q
                                                                March 31, 1996

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP


Stamford, Connecticut
April 19, 1996

      ********************************************************************

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT 06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the period ended March 31, 1996, as indicated in our report dated April 19, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated by reference in Registration Statement No. 33-59729 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Deloitte & Touche LLP


Stamford, Connecticut
April 19, 1996

                                                                       Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

In the first quarter of 1996 the Company attained sales of $266 million compared with sales of $241 million in the first quarter of 1995. Sales increased 11% in the first quarter of 1996 in comparison to the corresponding period in 1995.

Net income and net income per common share in the first quarter of 1996 were $21 million and $.28 per common share (after preferred dividends of $5 million), respectively, as compared to 1995 first quarter net income and net income per common share of $14 million and $.17 per common share, (after preferred dividends of $5 million) respectively. The effects of changes in foreign currency exchange rates on Results of Operations was to increase net income by $3 million in the first quarter of 1996 in comparison to the corresponding period in 1995.

The following table analyzes the increase in sales in the first quarter of 1996 compared with the corresponding period in 1995:

                                                                               Three Months Ended
                  In thousands                                                   March 31, 1996
                                                                             ----------------------
                  Composition of Sales increase:
                     Sales volume increase                                          $16,200
                     Net price changes*                                               5,200
                     Effects of changes in foreign currency
                       exchange rates                                                 4,000
                                                                                    -------
                           Sales Increase                                           $25,400
                                                                                    =======


     * Approximately $13 million of the sales increase in the first quarter of 1996 accounted for in net price changes above is the result of the Company's acquisition of its former Japanese distributor subsequent to the first quarter of 1995.

Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1996.

                                                                  Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of products sold expressed as a percentage of sales decreased in the first quarter of 1996 to 42% compared to 47% in the corresponding period of 1995. The reduction in cost of products sold and improved gross margin over the comparable period in 1995 is primarily attributable to lower costs of producing the Company's products which have resulted from ongoing cost reduction initiatives and the inclusion of higher margin sales resulting from the acquisition of the Company's former Japanese distributor subsequent to the first quarter of 1995 . Gross margin from operations (sales less cost of products sold divided by sales) was 58% in the first quarter of 1996 in comparison to 53% in the corresponding period in 1995. Changes in foreign currency exchange rates from those existing in 1995 did not have a material effect on the cost of products sold in the first quarter of 1996.

The Company's expenditures for research and development increased to $12 million in the first quarter of 1996 from $10 million in the corresponding period in 1995. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas.

Selling, general and administrative expenses expressed as a percentage of sales increased to 41% in the first quarter of 1996, compared with 39% in the corresponding 1995 period. The increase in selling, general and administrative expenses in the first quarter of 1996 over the comparable period in 1995 results from operations and acquisition related expenditures and is primarily attributable to the acquisitions, subsequent to the first quarter of 1995, of the Company's former Japanese distributor ($10.2 million) and Surgical Dynamics, Inc. ($2.5 million). Changes in foreign currency exchange rates from those existing in the first quarter of 1995 had the effect of increasing selling, general, and administrative expenses by $1.7 million from the corresponding period in 1995.

The 1995 and 1996 effective tax rates of 23% reflect the recognition of certain fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. During December 1995, the Company entered into a new five-year, $325 million syndicated credit facility agreement which replaced its previous $350 million revolving credit facility which was scheduled to mature in January 1997. Additionally, during 1995, the Company entered into uncommitted facilities for 3 billion Japanese Yen (approximately $30 million) with two Japanese banks and $50 million with three other domestic banks. The uncommitted credit agreements are short term in nature but are categorized as long-term debt since they will be refinanced under the Company's five-year bank credit agreement.

                                                                  Form 10-Q
                                                                  March 31, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Outstanding bank borrowings increased $6 million during the first quarter of 1996 to $129 million at March 31, 1996. The increase in bank borrowings during the first quarter of 1996 is primarily attributable to additional working capital requirements resulting from an increase in accounts receivable (see following paragraph) and an increase in inventory relative to new products. The new credit agreement and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($15 million) since December 31, 1995 is primarily attributable to the acquisition of certain assets from the Company's former Japanese distributor on September 29, 1995. The December 31, 1995 consolidated balance sheet reflected Japanese receivables resulting from two months of operations (international subsidiaries have a November 30 year-end) whereas the March 31, 1996 consolidated balance sheet reflects receivables resulting from five months of operations as the Japanese subsidiary grants credit terms of up to 120 days.

Additions to property, plant, and equipment totaled $13 million in the first quarter of 1996 compared with $9 million in the corresponding quarter in 1995, and consist primarily of additions to machinery and equipment ($8 million) and molds and dies ($4 million).

The decrease in accrued liabilities of $21 million resulted primarily from the semi-annual payment due in January 1996 of $12 million on the Company's North Haven lease (accrued liability of $7 million at March 31, 1996) and the effect ($6 million) of payment of year-end bonuses and related payroll taxes in the first quarter of 1996. There were no material changes in accrued restructuring charges in the first quarter of 1996.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of March 31, 1996 the Company had approximately $27 million of such contracts outstanding that will mature at various dates through May 1996. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations during the first quarter of 1996.

                                                                  Form 10-Q
                                                                  March 31, 1996


               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         A. In the action by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995), oral argument is expected to be heard in May, 1996, before the Court of Appeals for the Federal Circuit, on Ethicon's appeal from the lower Court's decision dismissing Ethicon's claims against the Company.

         B. Referring to the Company's action against Origin Medsystems, Inc. ("Origin"), the preliminary injunction issued by the United States District Court for the Northern District of California in 1993 (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995), which removed Origin's infringing safety trocar from the market, was made permanent on March 1, 1996 pursuant to a stipulated settlement agreement between all parties to the case.

         C. In the pending action by Surgical Dynamics, Inc. ("Surgical Dynamics"), a subsidiary of the Company, before the United States District Court for the Central District of California, seeking a declaratory judgment that its spinal fusion cage (known as the Ray FTC device) does not infringe a patent owned by Karlin, Inc. and licensed to Sofomar Danek Group, Inc. and that such patent is invalid (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995), discovery is continuing. No trial date has been set.

         D. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims. The Company is also involved in various other cases.

                                       ***

         The Company believes it is adequately insured in all material respects against the product liability claims referred to above. In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

              a.  Exhibits - Exhibit 27 - Financial Data Schedule.

              b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1996.



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

                                       UNITED STATES SURGICAL CORPORATION
                                       ----------------------------------
                                                   Registrant


                                       By: /s/ Howard M. Rosenkrantz
                                          --------------------------------------
                                                Howard M. Rosenkrantz
                                          Senior Vice President, Finance and
                                               Chief Financial Officer

Dated: April 23, 1996

EXHIBIT INDEX

Exhibit No.                     Description
- ----------                      -----------
EX-27                           Financial Data Schedule