Form 10-Q
period 1996-06-30
UNITED STATES SURGICAL CORP
filed 1996-07-23
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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
Number of shares of Common Stock,
     par value $.10 per share,
     outstanding at June 30, 1996                        62,368,966 Shares

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I--FINANCIAL INFORMATION
Financial Statements:

   Consolidated Balance Sheets at June 30, 1996 (Unaudited) and
   December 31, 1995 ........................................................................................     3

   Consolidated Statements of Operations (Unaudited) for the Six Months and
   Three Months Ended June 30, 1996 and 1995.................................................................     4

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
   Six Months Ended June 30, 1996 and 1995 ..................................................................     5

   Consolidated Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 1996 and 1995..............................................................................     6

   Notes to Consolidated Financial Statements (Unaudited)....................................................     7

   Review by Independent Accountants.........................................................................     8

   Independent Accountants' Report and Letter................................................................     9

   Management's Discussion and Analysis of Interim Financial Condition and Results
   of Operations.............................................................................................  10-13

PART II--OTHER INFORMATION

   Legal Proceedings.........................................................................................    14

   Submission of Matters to a Vote of Security Holders.......................................................    15

   Exhibits and Reports on Form 8-K..........................................................................    15

   Signature.................................................................................................    15

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,         December 31,
In thousands, except share data                                                          1996               1995
- --------------------------------------------------------------------------------------------------------------------

ASSETS ........................................................................       (Unaudited)
Current assets:
   Cash and cash equivalents ..................................................       $    77,100        $    10,500
   Receivables, less allowance ($10,800 June 30, 1996 and
      $8,200 December 31, 1995) ...............................................           278,100            247,300
   Inventories:
     Finished goods ...........................................................           106,200             92,700
     Work in process ..........................................................            36,900             28,800
     Raw materials ............................................................            33,700             39,700
                                                                                      -----------        -----------
                                                                                          176,800            161,200
   Other current assets .......................................................            93,600             87,900
                                                                                      -----------        -----------
       Total Current Assets ...................................................           625,600            506,900
                                                                                      -----------        -----------

Property, plant, and equipment at cost: .......................................           737,500            753,100
Less:  Allowance for depreciation and amortization ............................          (261,600)          (248,200)
                                                                                      -----------        -----------
                                                                                          475,900            504,900

Other assets (net) ............................................................           272,200            253,700
                                                                                      -----------        -----------
       Total Assets ...........................................................       $ 1,373,700        $ 1,265,500
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................       $    30,100        $    28,600
   Accrued liabilities ........................................................           162,300            148,900
   Income taxes payable .......................................................            74,300             78,600
   Current portion of long-term debt ..........................................             3,600              4,200
                                                                                      -----------        -----------
       Total Current Liabilities ..............................................           270,300            260,300
                                                                                      -----------        -----------

Long-term debt ................................................................           150,700            256,500
Deferred income taxes .........................................................            10,200              7,600

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares; 9.76% Series A cumulative convertible, 177,400 shares
     issued and outstanding (liquidation value - $200 million) ................               900                900
   Additional paid-in capital - preferred stock ...............................           190,600            190,600
   Common stock $.10 par value, authorized 250,000,000 shares; issued,
     70,453,523 at June 30, 1996 and 65,293,157 at
     December 31, 1995 ........................................................             7,000              6,500
   Additional paid-in capital - common stock ..................................           562,900            394,200
   Retained earnings ..........................................................           269,200            233,200
   Treasury stock at cost; 8,084,557 shares at June 30, 1996
     and 8,127,219 shares at December 31, 1995 ................................           (86,400)           (86,600)
   Accumulated translation adjustments ........................................            (1,700)             2,300
                                                                                      -----------        -----------
       Total Stockholders' Equity .............................................           942,500            741,100
                                                                                      -----------        -----------
       Total Liabilities and Stockholders' Equity .............................       $ 1,373,700        $ 1,265,500
                                                                                      ===========        ===========


                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Six Months Ended             Three Months Ended
                                                         June 30,                      June 30,
                                                  -----------------------       -----------------------
In thousands, except per share data                1996           1995            1996           1995
- -------------------------------------------------------------------------------------------------------

Net sales .................................       $549,600       $504,200       $283,600       $263,600
                                                  --------       --------       --------       --------
Costs and expenses:
   Cost of products sold ..................        229,000        230,700        116,800        117,800
   Research and development ...............         24,300         19,600         11,900          9,500
   Selling, general and administrative ....        226,700        199,700        116,400        105,700
   Interest ...............................          7,200         10,700          3,200          5,800
                                                  --------       --------       --------       --------
                                                   487,200        460,700        248,300        238,800
                                                  --------       --------       --------       --------

Income before income taxes ................         62,400         43,500         35,300         24,800

Income taxes ..............................         14,300         10,000          8,100          5,700
                                                  --------       --------       --------       --------

Net income ................................         48,100         33,500         27,200         19,100

Preferred stock dividends .................          9,800          9,800          4,900          4,900
                                                  --------       --------       --------       --------

Net income applicable to common shares ....       $ 38,300       $ 23,700       $ 22,300       $ 14,200
                                                  ========       ========       ========       ========

Average number of common shares outstanding         58,100         56,900         59,000         56,900
                                                  ========       ========       ========       ========

Net income per common share
   (primary and fully diluted) ............       $    .66       $    .42       $    .38       $    .25
                                                  ========       ========       ========       ========

Dividends declared per common share .......       $    .04       $    .04       $    .02       $    .02
                                                  ========       ========       ========       ========


                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1996


              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                For the six months ended June 30, 1996 and 1995




                                                                           Additional                       Additional
                                                                           Paid-in                           Paid-in
                                                           Preferred       Capital -          Common         Capital -
   In thousands, except share data                           Stock         Preferred           Stock          Common
- -----------------------------------------------------------------------------------------------------------------------------

   BALANCE AT JANUARY 1, 1995 ......................       $     900        $ 190,600        $   6,500       $ 380,700
     Common stock issued to employees -
       net (135,583 shares) ........................                                                             2,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements .
     Preferred stock dividends .....................
     Common stock dividends declared
       ($.04 per share) ............................
     Net income ....................................
                                                           ---------        ---------        ---------       ---------
     BALANCE AT JUNE 30, 1995 ......................       $     900        $ 190,600        $   6,500       $ 382,900
                                                           =========        =========        =========       =========

   BALANCE AT JANUARY 1, 1996 ......................       $     900        $ 190,600        $   6,500       $ 394,200
     Issuance of common stock - net
       (4,300,000 shares) ..........................                                               400         141,400
     Common stock issued to employees -
      net (862,703 shares) .........................                                               100          18,500
     Income tax benefit from stock options exercised                                                             8,800
     Aggregate adjustment resulting from the
       translation of foreign financial statements .
     Preferred stock dividends .....................
     Common stock dividends declared
       ($.04 per share) ............................
     Net income ....................................
                                                           ---------        ---------        ---------       ---------
     BALANCE AT JUNE 30, 1996 ......................       $     900        $ 190,600        $   7,000       $ 562,900
                                                           =========        =========        =========       =========









                                                                               Accumulated
                                                                Retained       Translation       Treasury
   In thousands, except share data                              Earnings       Adjustments         Stock            Total
- ---------------------------------------------------------------------------------------------------------------------------

   BALANCE AT JANUARY 1, 1995 ......................            $ 178,100       $  (8,100)       $ (86,700)       $ 662,000
     Common stock issued to employees -
       net (135,583 shares) ........................                                                                  2,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements .                               12,800                            12,800
     Preferred stock dividends .....................               (9,800)                                           (9,800)
     Common stock dividends declared
       ($.04 per share) ............................               (2,200)                                           (2,200)
     Net income ....................................               33,500                                            33,500
                                                                ---------       ---------        ---------        ---------
     BALANCE AT JUNE 30, 1995 ......................            $ 199,600       $   4,700        $ (86,700)       $ 698,500
                                                                =========       =========        =========        =========

   BALANCE AT JANUARY 1, 1996 ......................            $ 233,200       $   2,300        $ (86,600)       $ 741,100
     Issuance of common stock - net
       (4,300,000 shares) ..........................                                                                141,800
     Common stock issued to employees -
      net (862,703 shares) .........................                                                   200           18,800
     Income tax benefit from stock options exercised                                                                  8,800
     Aggregate adjustment resulting from the
       translation of foreign financial statements .                               (4,000)                           (4,000)
     Preferred stock dividends .....................               (9,800)                                           (9,800)
     Common stock dividends declared
       ($.04 per share) ............................               (2,300)                                           (2,300)
     Net income ....................................               48,100                                            48,100
                                                                ---------       ---------        ---------        ---------
     BALANCE AT JUNE 30, 1996 ......................            $ 269,200       $  (1,700)       $ (86,400)       $ 942,500
                                                                =========       =========        =========        =========







                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ------------------------------
In thousands                                                                        1996               1995
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................................       $   512,500        $   488,700
   Cash paid to vendors, suppliers and employees .........................          (445,800)          (389,200)
   Interest paid .........................................................            (8,200)            (8,900)
   Income taxes paid .....................................................           (10,300)            (4,200)
                                                                                 -----------        -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................            48,200             86,400
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ............................           (22,500)           (17,100)
   Acquisitions ..........................................................            (1,700)           (11,700)
   Other assets ..........................................................            (5,700)             3,600
                                                                                 -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES ...............................           (29,900)           (25,200)
                                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings .............................................         1,083,600          1,007,100
   Long-term debt repayments .............................................        (1,184,400)        (1,063,700)
   Issuance of common stock (net) ........................................           141,800
   Common stock issued from stock plans ..................................            18,800              2,200
   Dividends paid ........................................................           (12,100)           (12,000)
                                                                                 -----------        -----------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES ..............................................            47,700            (66,400)
                                                                                 -----------        -----------

Effect of exchange rate changes ..........................................               600              3,900
                                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS ...................................................            66,600             (1,300)
   Cash and cash equivalents, beginning of period ........................            10,500             11,300
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................       $    77,100        $    10,000
                                                                                 ===========        ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME ...............................................................       $    48,100        $    33,500
                                                                                 -----------        -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ........................................................            32,900             35,500
     Amortization ........................................................            10,600             10,300
     Adjustment of property, plant and equipment reserves ................            10,900              6,000
     Receivables -- (increase) ...........................................           (33,900)           (17,300)
     Inventories -- (increase) ...........................................           (24,300)            (4,600)
     Adjustment of inventory reserves ....................................             7,500             13,600
     Other current assets (increase) .....................................            (7,100)            (7,000)
     Accounts payable/accrued liabilities --
       (decrease)/increase ...............................................              (600)             6,500
     Income taxes payable and deferred --
       (decrease)/increase ...............................................            (4,700)             9,900
     Income tax benefit from stock options exercised .....................             8,800                  0
                                                                                 -----------        -----------
       Total adjustments .................................................               100             52,900
                                                                                 -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................       $    48,200        $    86,400
                                                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     GENERAL

       The accompanying unaudited consolidated financial statements for the six-month and three-month periods ended June 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the six-month and three-month periods ended June 30, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the June 30, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     INCOME TAXES

       The 1995 and 1996 effective tax rates of 23% reflect the recognition of certain previously fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under
       Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.     COMMON STOCK OFFERING

       In the second quarter of 1996 the Company sold an additional 4.3 million shares of its Common Stock in a public offering for approximately $141.8 million net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $77.1 million of cash and cash equivalents at June 30, 1996 will be used for general corporate purposes, including acquisitions.

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS

The June 30, 1996 and 1995 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1995 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                   June 30, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1996 and 1995 and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 19, 1996

  * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated July 19, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated by reference in Registration Statement No. 33-59729 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 19, 1996

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the second quarter of 1996 the Company attained sales of $284 million compared with sales of $264 million in the second quarter of 1995. In the first half of 1996, the Company achieved sales of $550 million compared with sales of $504 million in the first half of 1995. Sales increased 8% in the second quarter and increased 9% in the first half of 1996 in comparison to the corresponding periods in 1995.

In the second quarter of 1996, the Company reported net income of $27 million and $.38 per common share (after preferred dividends of $5 million) compared with net income of $19 million and $.25 per common share (after preferred dividends of $5 million) in the second quarter of 1995. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $4 million in the second quarter of 1996 in comparison to the corresponding period in 1995.

In the first half of 1996, the Company reported net income of $48 million and $.66 per common share (after preferred dividends of $10 million) compared with net income of $34 million and $.42 per common share (after preferred dividends of $10 million) in the first half of 1995. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $1 million in the first half of 1996 in comparison to the corresponding period in 1995.

The following table analyzes the increase in sales in the second quarter and first half of 1996 compared with the corresponding periods in 1995:


                                                Three Months Ended     Six Months Ended
       In thousands                              June 30, 1996          June 30, 1996
       ------------                             ------------------     ----------------

       Composition of Sales Increase:
         Sales volume increases                    $ 26,300              $ 42,500
         Net price changes                            1,800                 7,000*
         Effects of changes in foreign
           currency exchange rates                   (8,100)               (4,100)
                                                   --------              --------

              Sales Increase                       $ 20,000              $ 45,400
                                                   ========              ========


       * Approximately $13 million of the sales increase, accounted for in net price changes above, in the six months ended June 30, 1996 is the result of the Company's acquisition of its former Japanese distributor and the change from distributor pricing to subsidiary pricing as of April 1, 1995.

Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1996.

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold expressed as a percentage of sales decreased to 41% in the second quarter and 42% in the first half of 1996 compared to 45% and 46%, respectively, in the corresponding periods in 1995. The reduction in cost of products sold and improved gross margins over the comparable periods in 1995 is primarily attributable to lower costs of producing the Company's products which have resulted from ongoing cost reduction initiatives and the inclusion of higher margin sales resulting from the acquisition of the Company's former Japanese distributor subsequent to the first quarter of 1995. Gross margin from operations (sales less cost of products sold divided by sales) was 59% in the second quarter and 58% in the first half of 1996 in comparison to 55% and 54%, respectively, for the corresponding periods in 1995. Changes in foreign currency exchange rates from those existing in 1995 decreased cost of products sold by $1 million in the second quarter and first half of 1996.

The Company's expenditures for research and development increased to $12 million in the second quarter and $24 million in the first half of 1996 from $10 million and $20 million, respectively, in the corresponding periods in 1995. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas.

Selling, general and administrative expenses expressed as a percentage of sales increased to 41% in the second quarter and first half of 1996, compared with 40% in the comparable periods in 1995. The increase in selling, general and administrative expenses in 1996 over the comparable periods in 1995 results from operations and acquisition related expenditures and is primarily attributable to the acquisitions of the Company's former Japanese distributor ($10 million) and Surgical Dynamics, Inc. ($6 million). Changes in foreign currency exchange rates from those existing in 1995 had the effect of decreasing selling, general, and administrative expenses by $3 million and $1 million in the second quarter and first half of 1996, respectively.

The 1995 and 1996 effective tax rates of 23% reflect the recognition of certain previously fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

The Company's current substantial cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable operating cash flow requirements. In the second quarter of 1996 the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $77.1 million of cash and cash equivalents at June 30, 1996 will be used for general corporate purposes, including acquisitions. The Company has the ability to enter into an additional committed credit facility of $75 million. This credit facility, if accepted, will be similar, except for its one year term, to the Company's present syndicated credit facility. During December 1995, the Company entered into a new five-year, $325 million syndicated credit facility agreement which replaced its previous $350 million revolving credit facility which was scheduled to mature in January 1997. Additionally, during 1995, the Company entered into uncommitted facilities for 3 billion Japanese Yen (approximately $30 million) with two Japanese banks and $50 million with three other domestic banks. The borrowings under the uncommitted credit agreements are short term in nature but are categorized as long-term debt since they will be refinanced under the Company's five-year bank credit agreement.

Outstanding bank borrowings decreased $99 million during the first half of 1996 to $24 million at June 30, 1996. The decrease in bank borrowings during the first half of 1996 was primarily due to the repayments of domestic borrowings from a portion of the proceeds of the Company's sale of common stock during the second quarter of 1996. The new credit agreement and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($31 million) since December 31, 1995 is primarily attributable to the acquisition of certain assets from the Company's former Japanese distributor on September 29, 1995. The December 31, 1995 consolidated balance sheet reflected Japanese receivables resulting from two months of operations (international subsidiaries have a November 30 year-end) whereas the June 30, 1996 consolidated balance sheet reflects receivables resulting from operations subsequent to September 1995 which arise from the Japanese subsidiary granting credit terms of up to 120 days.

Additions to property, plant, and equipment totaled $23 million in the first half of 1996 compared with $17 million in the corresponding period in 1995, and consist primarily of additions to machinery and equipment ($13 million) and molds and dies ($7 million).

                                                                       Form 10-Q
                                                                   June 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in accrued liabilities of $13 million results primarily from the accrual of the cash obligation due July 1996 under the Company's North Haven operating lease, with a corresponding increase in other assets. There were no material changes in accrued restructuring charges in the first half of 1996.

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of June 30, 1996 the Company had approximately $34 million of such contracts outstanding that will mature at various dates through August 1996 . Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations during the first half of 1996.

                                                                       Form 10-Q
                                                                   June 30, 1996

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         A. In the pending action by the Company against Johnson & Johnson, and its subsidiary, Ethicon, Inc. ("Ethicon") alleging infringement of patents covering the Company's endoscopic multiple clip applier (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995), the United States Supreme Court, on April 29, 1996, vacated the decision of the United States Court of Appeals for the Federal Circuit denying the Company's appeal from a jury verdict which held that the asserted patent claims were invalid and not infringed. The Supreme Court remanded the case to the Court of Appeals for reconsideration in light of its recent decision in Markman v. Westview Instruments, Inc., the most significant decision by the Supreme Court in patent jurisprudence in recent years, holding that patent claims should be interpreted by a judge rather than by a jury. The Company participated significantly on behalf of the prevailing party in the Markman appeal, in which the Supreme Court drew heavily in its opinion from the brief submitted by the Company as Amicus Curiae. The District Court Judge had submitted the Company's case to a jury without first interpreting its patent claims, contrary to the approach required by Markman. The Company has filed a motion with the Court of Appeals for remand of the case to the District Court for further proceedings and for a new trial in accordance with the procedure specified by the Markman decision.

         B. In the action by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and
Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996), oral argument was heard on May 9, 1996, before the Court of Appeals for the Federal Circuit, on Ethicon's appeal from the lower Court's decision dismissing Ethicon's claims against the Company. No decision has been rendered on the appeal.

         C. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims.

                                       ***

         The Company believes it is adequately insured in all material respects against the product liability claims referred to above. In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held on May 2, 1996 the following members were elected to the Board of Directors:

                                                           Votes For            Votes Withheld
                                                           ---------            --------------
              Julie K. Blake                               54,711,169            2,234,322
              John A. Bogardus, Jr.                        54,696,238            2,249,252
              Thomas R. Bremer                             54,677,485            2,268,006
              Leon C. Hirsch                               54,533,417            2,412,073
              Turi Josefsen                                54,626,957            2,318,534
              Douglas L. King                              54,633,227            2,312,264
              William F. May                               54,649,986            2,295,505
              Barry Romeril                                54,686,860            2,258,630
              Howard M. Rosenkrantz                        54,598,226            2,347,265
              Marianne Scipione                            54,667,658            2,277,833
              John R. Silber                               54,681,538            2,263,952


              There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
              c.  Exhibits

                     (10) Material Contracts
                   10 (a) 1996 Employee Stock Option Plan.  Filed Herewith.
                   10 (b) Executive Incentive Compensation Plan. Filed Herewith.

                  Exhibit 27 - Financial Data Schedule.

              d. Reports on Form 8-K - A Form 8-K relative to a warning letter from the Food and Drug Administration Center for Devices and Radiological Health and a Company Press Release was filed on June 4, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNITED STATES SURGICAL CORPORATION
                                                         Registrant

                                          By:
                                              ----------------------------------
                                                     Howard M. Rosenkrantz
                                              Senior Vice President, Finance and
                                                    Chief Financial Officer

Dated: July 23, 1996

                                EXHIBIT INDEX


EXHIBIT No.                                    DESCRIPTION


  10(A)                                1996 EMPLOYEE STOCK OPTION PLAN

  10(B)                                EXECUTIVE INCENTIVE COMPENSATION PLAN

  27                                   FINANCIAL DATA SCHEDULE