Form 10-Q
period 1996-09-30
UNITED STATES SURGICAL CORP
filed 1996-10-22
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM _______ TO _______

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
                                                                YES  X    NO
                                                                    ---     ----
Number of shares of Common Stock,
     par value $.10 per share,
     outstanding at September 30, 1996                         62,781,720 Shares

                                                                       Form 10-Q
                                                              September 30, 1996



               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I--FINANCIAL INFORMATION                                                            Page
                                                                                         ----
Financial Statements:

   Consolidated Balance Sheets at September 30, 1996 (Unaudited) and
   December 31, 1995 ...............................................................        3

   Consolidated Statements of Operations (Unaudited) for the Nine Months and
   Three Months Ended September 30, 1996 and 1995 ..................................        4

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
   for the Nine Months Ended September 30, 1996 and 1995 ...........................        5

   Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
   Ended September 30, 1996 and 1995 ...............................................        6

   Notes to Consolidated Financial Statements (Unaudited) ..........................        7

   Review by Independent Accountants ...............................................        8

   Independent Accountants' Report and Letter.......................................        9

   Management's Discussion and Analysis of Interim Financial
    Condition and Results of Operations ............................................  10 - 14



PART II--OTHER INFORMATION

   Legal Proceedings and Other Information .........................................  15 - 17

   Exhibits and Reports on Form 8-K ................................................       18

   Signature .......................................................................       18

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,       December 31,
In thousands, except share data                                                          1996                1995
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents ..................................................        $    88,600         $    10,500
   Receivables, less allowance ($12,700 September 30, 1996 and
      $8,200 December 31, 1995) ...............................................            285,100             247,300
   Inventories:
     Finished goods ...........................................................            118,000              92,700
     Work in process ..........................................................             38,000              28,800
     Raw materials ............................................................             28,100              39,700
                                                                                       -----------         -----------
                                                                                           184,100             161,200
   Other current assets .......................................................             92,200              87,900
                                                                                       -----------         -----------
       Total Current Assets ...................................................            650,000             506,900
                                                                                       -----------         -----------

Property, plant, and equipment at cost: .......................................            732,500             753,100
Less:  Allowance for depreciation and amortization ............................           (268,300)           (248,200)
                                                                                       -----------         -----------
                                                                                           464,200             504,900

Other assets (net) ............................................................            326,400             253,700
                                                                                       -----------         -----------
       Total Assets ...........................................................        $ 1,440,600         $ 1,265,500
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................        $    36,300         $    28,600
   Accrued liabilities ........................................................            150,600             148,900
   Income taxes payable .......................................................             77,400              78,600
   Current portion of long-term debt ..........................................              3,700               4,200
                                                                                       -----------         -----------
       Total Current Liabilities ..............................................            268,000             260,300
                                                                                       -----------         -----------

Long-term debt ................................................................            152,600             256,500
Deferred income taxes .........................................................             15,800               7,600

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares; 9.76% Series A cumulative convertible, 177,400 shares
     issued and outstanding (liquidation value - $200 million) ................                900                 900
   Additional paid-in capital - preferred stock ...............................            190,600             190,600
   Common stock $.10 par value, authorized 250,000,000 shares; issued,
     70,864,716 at September 30, 1996 and 65,293,157 at
     December 31, 1995 ........................................................              7,100               6,500
   Additional paid-in capital - common stock ..................................            591,300             394,200
   Retained earnings ..........................................................            292,300             233,200
   Treasury stock at cost; 8,082,996 shares at September 30, 1996
     and 8,127,219 shares at December 31, 1995 ................................            (86,400)            (86,600)
   Accumulated translation adjustments ........................................              1,900               2,300
   Unrealized gain on marketable securities ...................................              6,500
                                                                                       -----------         -----------
       Total Stockholders' Equity .............................................          1,004,200             741,100
                                                                                       -----------         -----------

       Total Liabilities and Stockholders' Equity .............................        $ 1,440,600         $ 1,265,500
                                                                                       ===========         ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Nine Months Ended               Three Months Ended
                                                            September 30,                   September 30,
                                                   ------------------------------------------------------------
In thousands, except per share data                   1996             1995            1996            1995
---------------------------------------------------------------------------------------------------------------

Net sales .................................        $ 829,600        $ 759,000        $ 280,000        $ 254,800
                                                   ---------        ---------        ---------        ---------

Costs and expenses:
   Cost of products sold ..................          345,100          337,200          116,100          106,500
   Research and development ...............           40,100           33,000           15,800           13,400
   Selling, general and administrative ....          335,700          308,900          109,000          109,200
   Interest ...............................            8,300           15,800            1,100            5,100
                                                   ---------        ---------        ---------        ---------
                                                     729,200          694,900          242,000          234,200
                                                   ---------        ---------        ---------        ---------

Income before income taxes ................          100,400           64,100           38,000           20,600

Income taxes (benefit) ....................           23,100            4,700            8,800           (5,300)
                                                   ---------        ---------        ---------        ---------

Net income ................................           77,300           59,400           29,200           25,900

Preferred stock dividends .................           14,600           14,600            4,900            4,900
                                                   ---------        ---------        ---------        ---------

Net income applicable to common shares ....        $  62,700        $  44,800        $  24,300        $  21,000
                                                   =========        =========        =========        =========

Average number of common shares outstanding           59,600           56,900           62,500           57,000
                                                   =========        =========        =========        =========

Net income per common share
   (primary and fully diluted) ............        $    1.05        $     .79        $     .39        $     .37
                                                   =========        =========        =========        =========

Dividends declared per common share .......        $     .06        $     .06        $     .02        $     .02
                                                   =========        =========        =========        =========



                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1996

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30, 1996 and 1995


                                                                           Additional                   Additional
                                                                             Paid-in                      Paid-in
                                                             Preferred      Capital -      Common        Capital -      Retained
   In thousands, except share data                             Stock        Preferred       Stock         Common        Earnings
-----------------------------------------------------------------------------------------------------------------------------------

   BALANCE AT JANUARY 1, 1995........................            $900       $190,600       $6,500        $380,700        $178,100
     Common stock issued to employees -
       net (246,132 shares)..........................                                                       3,700
     Income tax benefit from stock options
       exercised.....................................                                                       8,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends declared..............                                                                     (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                                      (3,400)
     Net income......................................                                                                      59,400
                                                                -----    -----------     --------     -----------        --------
     BALANCE AT SEPTEMBER 30, 1995...................            $900       $190,600       $6,500        $392,700        $219,500
                                                                  ===        =======        =====         =======         =======

   BALANCE AT JANUARY 1, 1996........................            $900       $190,600       $6,500        $394,200        $233,200
     Issuance of common stock -
       net (4,300,000) shares........................                                         500         141,300
     Common stock issued to employees -
      net (1,275,457 shares).........................                                         100          27,900
     Income tax benefit from stock options exercised.                                                      27,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends declared..............                                                                     (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                                      (3,600)
     Unrealized gain on marketable securities........
     Net income......................................                                                                      77,300
                                                                -----    -----------     --------     -----------        --------
     BALANCE AT SEPTEMBER 30, 1996...................            $900       $190,600       $7,100        $591,300        $292,300
                                                                  ===        =======        =====         =======         =======



                                                                                               Unrealized
                                                                                Accumulated      Gain On
                                                                   Treasury     Translation    Marketable
   In thousands, except share data                                   Stock      Adjustments    Securities         Total
-------------------------------------------------------------------------------------------------------------------------

   BALANCE AT JANUARY 1, 1995........................             $(86,700)        $(8,100)                      $662,000
     Common stock issued to employees -
       net (246,132 shares)..........................                                                               3,700
     Income tax benefit from stock options
       exercised.....................................                                                               8,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                               10,400                         10,400
     Preferred stock dividends declared..............                                                             (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                              (3,400)
     Net income......................................                                                              59,400
                                                                  --------         -------       --------        --------
     BALANCE AT SEPTEMBER 30, 1995...................             $(86,700)         $2,300                       $725,800
                                                                   =======           =====       ========         =======

   BALANCE AT JANUARY 1, 1996........................             $(86,600)         $2,300                       $741,100
     Issuance of common stock -
       net (4,300,000) shares........................                                                             141,800
     Common stock issued to employees -
      net (1,275,457 shares).........................                  200                                         28,200
     Income tax benefit from stock options exercised.                                                              27,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                                 (400)                          (400)
     Preferred stock dividends declared..............                                                             (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                              (3,600)
     Unrealized gain on marketable securities........                                              $6,500           6,500
     Net income......................................                                                              77,300
                                                                ----------       ---------       --------      ----------
     BALANCE AT SEPTEMBER 30, 1996...................             $(86,400)        $ 1,900         $6,500      $1,004,200
                                                                   =======          ======          =====       =========



                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  -------------------------------
In thousands                                                                         1996                 1995
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................................        $   786,400         $   762,700
   Cash paid to vendors, suppliers and employees .........................           (659,200)           (617,500)
   Interest paid .........................................................             (9,000)            (14,500)
   Income taxes paid .....................................................            (11,900)             (7,300)
                                                                                  -----------         -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................            106,300             123,400
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ............................            (32,300)            (24,800)
   Acquisitions ..........................................................            (14,400)            (23,900)
   Other assets ..........................................................            (32,900)              6,700
                                                                                  -----------         -----------
     NET CASH USED IN INVESTING ACTIVITIES ...............................            (79,600)            (42,000)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings .............................................          1,088,200           1,560,800
   Long-term debt repayments .............................................         (1,188,300)         (1,633,700)
   Issuance of common stock (net) ........................................            141,800
   Common stock issued from stock plans ..................................             28,200               3,600
   Dividends paid ........................................................            (18,200)            (18,000)
                                                                                  -----------         -----------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES ..............................................             51,700             (87,300)
                                                                                  -----------         -----------

Effect of exchange rate changes ..........................................               (300)              4,900
                                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS ...................................................             78,100              (1,000)
   Cash and cash equivalents, beginning of period ........................             10,500              11,300
                                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................        $    88,600         $    10,300
                                                                                  ===========         ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME ...............................................................        $    77,300         $    59,400
                                                                                  -----------         -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ........................................................             48,900              53,700
     Amortization ........................................................             15,800              15,300
     Adjustment of property, plant and
       equipment reserves ................................................             14,600              12,500
     Receivables -- (increase) decrease ..................................            (38,200)              2,100
     Inventories -- (increase) ...........................................            (31,600)            (17,800)
     Adjustment of inventory reserves ....................................              8,700              22,600
     Other assets (increase) .............................................            (34,300)            (69,900)
     Accounts payable/accrued
       liabilities -- increase (decrease) ................................              9,500              (5,100)
     Income taxes payable and
       deferred -- increase ..............................................              7,700              42,300
     Income tax benefit from stock options exercised .....................             27,900               8,300
                                                                                  -----------         -----------
       Total adjustments .................................................             29,000              64,000
                                                                                  -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................        $   106,300         $   123,400
                                                                                  ===========         ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     GENERAL
       The accompanying unaudited consolidated financial statements for the nine-month and three-month periods ended September 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the nine-month and three-month periods ended September 30, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the September 30, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     INCOME TAXES
       The 1996 effective tax rate of 23% reflects the recognition of certain previously fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico. In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances existing during the third quarter of 1995 relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets would be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $62.4 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million (see paragraphs two and three on page 10 for the effect on the Company's 1995 earnings per share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

3.     COMMON STOCK OFFERING
       In the second quarter of 1996 the Company sold an additional 4.3 million shares of its Common Stock in a public offering for approximately $141.8 million net of issuance costs. A portion of the proceeds was used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $89 million of cash and cash equivalents at September 30, 1996 will be used for general corporate purposes, including partially financing the Company's current tender offer (see below).

4.     TENDER OFFER
       On August 2, 1996 USS Acquisition Corporation, a wholly owned subsidiary of United States Surgical Corporation commenced an offer to purchase all of the outstanding shares of common stock of Circon Corporation at a price of $18 per share, net to the seller in cash. Circon Corporation has placed several impediments between its shareholders and the present tender offer. The Company is presently seeking legal remedy to remove these impediments to complete this transaction. Currently, the tender offer has been extended through December 13, 1996. As of September 30, 1996, 7,393,030 common shares had been tendered. These shares, plus the 1,000,100 shares previously purchased by the Company, represented 67% of Circon Corporation's outstanding common stock at September 30, 1996. The Circon Corporation common stock, along with other securities, are included in Other Assets. These available-for-sale securities have a fair value of approximately $24 million at September 30, 1996.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The September 30, 1996 and 1995 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1995 consolidated balance sheet was audited by Deloitte & Touche LLP in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                              September 30, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1996 and 1995 and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 18, 1996

     * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended September 30, 1996 and 1995, as indicated in our report dated October 18, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated by reference in Registration Statement No. 33-59729 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 18, 1996

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the third quarter of 1996 the Company attained sales of $280 million compared with sales of $255 million in the third quarter of 1995. In the first nine months of 1996, the Company achieved sales of $830 million compared with sales of $759 million in the first nine months of 1995. Sales increased 10% in the third quarter and increased 9% in the first nine months of 1996 in comparison to the corresponding periods in 1995.

In the third quarter of 1996, the Company reported net income of $29 million and $.39 per common share (after preferred dividends of $5 million) compared with net income of $26 million and $.37 per common share (after preferred dividends of $5 million) in the third quarter of 1995. In the third quarter of 1995 net income was increased by a net $6.5 million ($.12 per common share) as a result of the favorable effect of $10.0 million ($.18 per common share) of the Company's settlement with the Internal Revenue Service for tax years 1984 through 1990 (see Note 2 of Notes to Consolidated Financial Statements) less a charge of $4.2 million ($.06 per common share) which related primarily to the Company's termination of its development efforts of certain technologies. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $4 million in the third quarter of 1996 in comparison to the corresponding period in 1995.

In the first nine months of 1996, the Company reported net income of $77 million and $1.05 per common share (after preferred dividends of $15 million) compared with net income of $59 million and $.79 per common share (after preferred dividends of $15 million) in the first nine months of 1995. In the first nine months of 1995 net income was increased by a net $6.5 million ($.12 per common share) as a result of the favorable effect of $10.0 million ($.18 per common share) of the Company's settlement with the Internal Revenue Service for tax years 1984 through 1990 (see Note 2 of Notes to Consolidated Financial Statements) less a charge of $4.2 million ($.06 per common share) which related primarily to the Company's termination of its development efforts of certain technologies. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $5 million in the first nine months of 1996 in comparison to the corresponding period in 1995.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The following table analyzes the increase in sales in the third quarter and first nine months of 1996 compared with the corresponding periods in 1995:

                                            Three Months Ended           Nine Months Ended
       In thousands                          September 30, 1996         September 30, 1996
       ------------                         --------------------       -------------------
       Composition of Sales Increase:
         Sales volume increases                    $41,000                   $83,500
         Net price changes                          (8,600)*                  (1,600)**
         Effects of changes in foreign
           currency exchange rates                  (7,200)                  (11,300)
                                                   -------                   -------

              Sales Increase                       $25,200                   $70,600
                                                    ======                    ======


         * The negative price change in the three months of $8.6 million reflects the effect of an adjustment to increase sales and decrease Just-in-Time distributors (JIT) rebate reserves by $2.3 million in the third quarter 1995 whereas in the third quarter of 1996 the JIT rebate reserve adjustment decreased sales and increased reserves by $1.9 million. In addition, prices were adversely effected in 1996 by changes in reimbursement to French public hospitals by France's Social Security Administration. The Company does not anticipate that similar changes in sales reserves will reoccur in the future and the Company is striving to convince the French authorities to reverse the changes in reimbursement practices.

       ** Approximately $13 million of the sales increase, accounted for in net price changes above, in the nine months ended September 30, 1996 is the result of the Company's acquisition of its former Japanese distributor and the change from distributor pricing to subsidiary pricing as of April 1, 1995.

Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1996.

Cost of products sold expressed as a percentage of sales decreased to 41% in the third quarter and 42% in the first nine months of 1996 compared to 42% and 44%, respectively, in the corresponding periods in 1995. The reduction in cost of products sold and improved gross margins over the comparable periods in 1995 is primarily attributable to lower costs of producing the Company's products which have resulted from ongoing cost reduction initiatives and the inclusion, effective April 1, 1995, of higher margin sales resulting from the acquisition of the Company's former Japanese distributor subsequent to the first quarter of 1995. Gross margin from operations (sales less cost of products sold divided by sales) was 59% in the third quarter and 58% in the first nine months of 1996 in comparison to 58% and 56%, respectively, for the corresponding periods in 1995. Changes in foreign currency exchange rates from those existing in 1995 on cost of product sold had an immaterial effect in the third quarter, and decreased cost of product sold by $1 million in the first nine months of 1996.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's expenditures for research and development increased to $16 million in the third quarter and $40 million in the first nine months of 1996 from $13 million and $33 million, respectively, in the corresponding periods in 1995. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 39% in the third quarter and 40% in the first nine months of 1996, compared with 43% and 41%, respectively, in the third quarter and first nine months of 1995. The increase in selling, general and administrative expenses in the first nine months of 1996 compared to 1995 results from operations and acquisition related expenditures and is primarily attributable to the acquisitions of the Company's former Japanese distributor ($10 million) and Surgical Dynamics, Inc. ($8 million). Changes in foreign currency exchange rates from those existing in 1995 had the effect of decreasing selling, general, and administrative expenses by $3 million and $4 million in the third quarter and first nine months of 1996, respectively.

The 1996 effective tax rate of 23% reflects the recognition of certain previously fully reserved net operating loss carryforwards and/or tax credit carryforwards and the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico. In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances existing during the third quarter of 1995 relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets would be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $62.4 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million (see paragraphs two and three on page 10 for the effect on the Company's 1995 earnings per share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

The Company's current substantial cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently well in excess of its foreseeable operating cash flow requirements. In the second quarter of 1996 the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $89 million of cash and cash equivalents at September 30, 1996 will be used for general corporate purposes, including partially financing the Company's existing tender offer for Circon Corporation (see Note 4 of Notes to Consolidated Financial Statements). The Company has entered into an additional conditional committed bank term loan facility of $175 million during the third quarter of 1996 to exclusively finance its tender offer. This conditional term loan facility has similar terms and conditions to the Company's present syndicated bank credit facility. During December 1995, the Company entered into a new five-year, $325 million syndicated credit facility agreement which replaced its previous $350 million revolving credit facility which was scheduled to mature in January 1997. Additionally, during 1995 and 1996, the Company entered into uncommitted facilities for 3 billion Japanese Yen (approximately $30 million) with two Japanese banks and $120 million with six other banks. The borrowings under the uncommitted credit agreements are short term in nature but are categorized as long-term debt since they will be refinanced under the Company's five-year bank credit agreement.

Outstanding bank borrowings decreased $96 million during the first nine months of 1996 to $27 million at September 30, 1996. The decrease in bank borrowings during the first nine months of 1996 was primarily due to the repayments of domestic borrowings from a portion of the proceeds of the Company's sale of common stock during the second quarter of 1996. The new credit agreements and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($38 million) since December 31, 1995 is primarily attributable to the acquisition of certain assets from the Company's former Japanese distributor on September 29, 1995, as well as the increase in consolidated sales volume. The December 31, 1995 consolidated balance sheet reflected Japanese receivables resulting from two months of operations (international subsidiaries have a November 30 year-end) whereas the September 30, 1996 consolidated balance sheet reflects receivables resulting from operations subsequent to September 1995 which arise from the Japanese subsidiary granting credit terms of up to 120 days.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The increase in inventories during 1996 was a result of new products which were introduced in either late 1995 or the first nine months of 1996.

Additions to property, plant, and equipment totaled $32 million in the first nine months of 1996 compared with $25 million in the corresponding period in 1995, and consist primarily of additions to machinery and equipment ($18 million) and molds and dies ($10 million).

The increase in Other Assets during the third quarter is primarily attributable to the investment in Circon Corporation's common stock (see Note 4 of Notes to Consolidated Financial Statements) and the increase in tax assets as the Company reduced by $19.9 million the valuation allowance relating to tax assets. These tax assets consisted of previously reserved net operating loss carryforwards and tax credit carryforwards. Due to continuing increases in the levels of current and projected future domestic taxable income, it is more likely than not that such tax assets will ultimately be realized. Approximately $17.5 million of such tax assets relates to the anticipated utilization of tax deductions generated in prior years relating to compensation arising from the exercise of stock options. The benefit associated with such tax deductions is credited to additional paid in capital - common stock.

There were no material changes in accrued restructuring charges in the first nine months of 1996.

The unrealized gain on marketable securities primarily reflects the increase in market value of the Company's holding of 1,000,100 common shares of Circon Corporation (see Note 4 of Notes to Consolidated Financial Statements).

The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of September 30, 1996 the Company had approximately $29 million of such contracts outstanding that will mature at various dates through November 1996 . Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations as compared to budgeted results of operations during the first nine months of 1996.

                                 * * * * * *

The Company may, from time to time, provide estimates as to future performance, including comments on financial estimates made by the analyst community. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by other firms, pressure on prices from competition or purchasers of the Company's products, regulatory obstacles to development of new products which are important to the Company's growth, lack of acceptance of new products by the health care market, slow rates of conversion by surgeons to procedures which utilize the Company's products, and interest rate and foreign exchange fluctuations.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         A. In the action by Ethicon, Inc. against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars, the Company, as part of its motion to dismiss Ethicon's complaint, had moved that the Court correct the inventorship of the patent at issue to include the Company's licensor. The Court had held evidentiary hearings on the Company's motion to dismiss in 1995, and on September 9, 1996, granted the Company's motion to correct inventorship in favor of the Company's licensor. The Company's motion to dismiss Ethicon's claims against the Company based on revised inventorship of such patent is currently pending before the Court. The Company's counterclaims against Ethicon for tortious interference with the Company's business dealings and for infringement of these patents also remain pending. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon and meritorious defenses against the claims by Ethicon. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.


         B. In the action by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's linear cutter/stapler of a single patent for a safety lockout mechanism on a linear cutter/stapler (see Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and
Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996), on August 29, 1996, the Court of Appeals for the Federal Circuit substantially affirmed the District Court's decision that the Company's products do not literally infringe Ethicon's patent, remanding the case to the District Court for amplification of certain of the bases for the District Court's dismissal of Ethicon's claims. Ethicon has requested rehearing by the Court of Appeal and such request is now pending before that Court. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims by the plaintiff. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

         C. On August 30, 1996, Applied Medical Resources Corporation ("Applied Medical") filed a complaint against the Company in the United States District Court for the Eastern District of Virginia alleging infringement by the Company of patents related to trocar seal systems. Applied Medical has not identified the Company's product or products which are claimed to infringe Applied Medical's patents. The Company's motion to transfer the case to the Federal District Court for the District of Connecticut has been denied. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims by the plaintiff. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION (CONT.)

         D. The Company has entered into an agreement in principle with counsel for the plaintiffs to settle the pending consolidated action brought as class actions (see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995), subject to approval of the U. S. District Court for the District of Connecticut, and certain other conditions which are expected to be met. The principal terms of the settlement are as follows: issuance and payment to the members of the class of 315,000 shares of the Company's common stock, $3.5 million in cash, and issuance of contingent stock rights with respect to each of the 315,000 shares of common stock issued in the settlement. If the Company's common stock reaches a price of $70 per share during the two year period from the date of issuance of the 315,000 shares of common stock to the members of the class, the contingent stock rights will extinguish. The payment and issuance of the common stock and contingent stock rights will take place on final court approval of the settlement and the plan for distribution of the securities and cash to members of the class. The Company has provided for the estimated cost of the settlement in its September 30, 1996 consolidated financial statements, the substantial portion of which will be funded by the Company's insurance carriers. Certain individual defendants named in the case assigned to the Company during 1995 various insurance claims relating to the reduction of the terms of certain outstanding option grants to which they agreed to in connection with the settlement of a shareholder derivative claim. The Company believes this assignment facilitated the Company's ability to obtain insurer funding of this settlement. The Company believes that it has substantial defenses against the shareholder class action claims; however, because of the continued expenses, distractions and potential risks of litigation, the Company concluded that a settlement on terms largely funded by insurance coverage was in the Company's and shareholders' best interests.

         E. On September 17, 1996, the Company filed a complaint in the Chancery Court in the State of Delaware against Circon Corporation and individual members of its Board of Directors, asking the Court to enjoin and void a preferred share purchase agreement and various compensation arrangements adopted by Circon in response to the Company's cash tender offer for all outstanding common shares of Circon Corporation. In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants. (See Item 5, Other Information, below).

         F. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims.

                                       ***

         The Company believes it is adequately insured in all material respects against the product liability claims referred to above. In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION (CONT.)

Item 5.  Other Information

         On August 2, 1996, the Company commenced a cash tender offer for all of the outstanding common shares of Circon Corporation ("Circon"), a surgical device manufacturer, at $18 net per share. Should the tender offer succeed and the conditions to the offer be satisfied, the Company intends to consummate a merger in which all remaining Circon shareholders will also receive $18 per share.

         U.S. Surgical currently owns 1,000,100 shares of Circon common stock, representing approximately 8% percent of Circon's outstanding shares. This stock was obtained through open market purchases. The Company's offer is described in Schedules 14D-1 and 13D, including amendments thereto, filed with the Securities and Exchange Commission. The offer currently expires on December 13, 1996 and is conditioned on, among other things, the acquisition of at least 67% of Circon's shares on a fully diluted basis and the inapplicability of Section 203 of the Delaware General Corporation Law to the offer. The Company has arranged with a consortium of lending institutions for financing with respect to the offer.

         The Board of Directors of Circon has recommended that its shareholders reject the Company's offer and has implemented various impediments, including a share purchase rights agreement and various compensation plans, which could make conclusion of the tender offer prohibitively expensive for the Company. The Company has challenged these defensive measures in the Delaware Chancery Court (see Item 1, Legal Proceedings, above).

                                                                       Form 10-Q
                                                              September 30, 1996

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION (CONT.)


Item 6. Exhibits and Reports on Form 8-K
              c.  Exhibits
                  (10)Material Contracts
                      (a) $175 million credit agreement dated September 16, 1996.
                      (b) Amendment No. 1 to $325 million revolving credit agreement dated September 16, 1996.

                  Exhibit 27 - Financial Data Schedule.
              d. Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED STATES SURGICAL CORPORATION
                                                        Registrant


                                            By: /s/  Richard A. Douville
                                               -------------------------------
                                                     Richard A. Douville
                                                 Vice President, Treasurer and
                                                     Chief Financial Officer

Dated: October 22, 1996

                                       Exhibit Index
                                        -------------
     Exhibit No.                        Description

        10                      Material Contracts
                                (a) $175 million credit agreement dated
                                    September 16, 1996.
                                (b) Amendment No. 1 to $325 million revolving
                                    credit agreement dated September 16, 1996.

        27                       Financial Data Schedule.