Form 10-K
period 1996-12-31
UNITED STATES SURGICAL CORP
filed 1997-02-04
CIK 101788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------

                           COMMISSION FILE NO. 1-9776

                       UNITED STATES SURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-2518270
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


           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                       WHICH REGISTERED
  -------------------                                       ----------------
Common Stock, $.10 par value                             New York Stock Exchange

Depositary Shares, representing
one-fiftieth interests in Series A
Convertible Preferred Stock,
$5 par value                                             New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sales price for Common Stock of $39.375 and for Depositary Shares of $38.25 on December 31, 1996 and, for purposes of this computation only, the assumption that all directors and officers of the registrant are affiliates) was approximately $2.4 billion.

     The number of outstanding shares of Common Stock, $.10 par value, of the registrant was 63,286,797 shares on December 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                   Portions of the Definitive Proxy Statement
          for the 1997 Annual Meeting of Stockholders of the Registrant
        Incorporated By Reference Into Part III, Items 10, 11, 12 and 13

                       UNITED STATES SURGICAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      INDEX



                                     PART I

ITEM                                                                                                                         PAGE
----                                                                                                                         ----
  1.     Business .........................................................................................................     1
  2.     Properties .......................................................................................................    12
  3.     Legal Proceedings ................................................................................................    12
  4.     Submission of Matters to a Vote of Security Holders ..............................................................    14
         Executive Officers of the Registrant .............................................................................    15


                                     PART II

  5.     Market for Registrant's Common Stock and Related
           Stockholder Matters ............................................................................................    17
  6.     Selected Financial Data ..........................................................................................    18
  7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................................................................    19
  8.     Financial Statements and Supplementary Data ......................................................................    23
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................    23


                                    PART III

10.      Directors and Executive Officers of the Registrant ...............................................................    24
11.      Executive Compensation ...........................................................................................    24
12.      Security Ownership of Certain Beneficial Owners and
           Management .....................................................................................................    24
13.      Certain Relationships and Related Transactions ...................................................................    24


                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ....................................................................................................    24
         Signatures........................................................................................................    27
         Index to Consolidated Financial Statements
           and Financial Statement Schedule................................................................................    F-1

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

       The market that the Company services continues to be adversely affected by cost consciousness on the part of health care providers and payors and is experiencing slower growth rates created by efforts to reduce costs and by uncertainties connected with health care reform. The Company believes, however, that in any scenario that results from evolution of the domestic health care system, its products offer a significant opportunity for reducing costs for the total health care system while providing considerable advantages for the patient. The Company has also been impacted negatively by aggressive pricing by competition.

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

       The Company is a leading multinational developer, manufacturer and marketer of innovative surgical wound closure products. In this category, principal products consist of a series of surgical stapling instruments (both single use and reusable), single use surgical clip appliers and single use loading units (DLUs) for use with stapling instruments. The instruments are an alternative to manual suturing techniques utilizing needle/suture combinations and enable surgeons to reduce blood loss, tissue trauma and operating time while joining internal tissue, reconstructing or sealing off organs, removing diseased tissue, occluding blood vessels and closing skin, either with titanium, stainless steel, or proprietary absorbable copolymer staples or with titanium, stainless steel, or proprietary absorbable copolymer clips. Surgical stapling also makes possible several surgical procedures which cannot be achieved with surgical needles and suturing materials. The single use instruments and DLUs are expended after a single use or, in the case of reloadable single use instruments, after a single surgical procedure.

       The Company is a leading manufacturer and marketer of specialized wound management products designed for use in the field of minimally invasive surgery. This surgical technique (also referred to as laparoscopic or endoscopic surgery) requires incisions of up to one half inch through which various procedures are performed using laparoscopic instruments and optical devices, known as laparoscopes or endoscopes, for viewing inside the body cavity. Laparoscopy generally provides patients with significant reductions in post-operative hospital stay, pain, recuperative time and hospital costs, with improved cosmetic results, and with the ability to return to work and normal life in a shorter time frame. The Company has developed and markets single use surgical clip appliers and stapling instruments designed for laparoscopic uses in a variety of sizes and configurations. The Company's products in this area also include trocars, which provide entry ports to the body in laparoscopic surgery, and a line of instruments which allows the surgeon to see, cut, clamp, retract, suction, irrigate or otherwise manipulate tissue during a laparoscopic procedure. The Company also designs and markets laparoscopes. Applications for minimally invasive surgery currently include cholecystectomy (gall bladder removal), hysterectomy, hernia repair, bladder suspension for urinary stress incontinence, anti-reflux procedures for correction of heartburn, and various forms of bowel, stomach, gynecologic, urologic, and thoracic (chest) surgery. The Company believes that laparoscopy can also be used effectively in many other surgical procedures.

       The Company offers certain of its products in both single use and reusable versions. Single use instruments reduce the user's capital investment, eliminate the risks and costs associated with maintenance, sterilizing and repair of reusable instruments, and provide the surgeon with a new sterile instrument for each procedure, offering more efficacious and safer practice for both patients and operating room personnel. Reusable instruments provide an alternative for surgeons and hospitals preferring this approach.

---------------

Trademarks of United States Surgical Corporation are in italicized capital letters.

       The Company continues to expand manufacturing and marketing of its line of suture products. The Company believes that sutures, which represent a major portion of the wound closure market, are a natural complement to its other wound management products. This market is currently dominated by another manufacturer. However, the Company expects continuing growth in its share of the suture portion of the market as a result of its sales efforts and by offering technologically advanced suture products. There can be no assurance that continued growth in suture sales will be realized, given competition and possible reluctance of some surgeons to use sutures which have different handling characteristics, even if they offer clinical advantages.

       The Company has taken steps to diversify beyond the general surgery market and explore new growth areas in surgery where it can utilize its manufacturing expertise, research and development experience and the skills of its sales force. To this end, the Company is building a line of surgical specialty instrumentation and technology for cardiovascular, oncological, urological and orthopedic procedures. The Company believes that minimally invasive instrumentation and more advanced techniques can be applied to these specialty practices. The Company plans to obtain such technologies through internal research and development and by acquiring, investing in, or creating alliances with, other firms or persons who have developed such technology. Although the Company believes that these areas of surgical practice offer significant opportunities for revenue growth and profitability, considerable risks may be involved and there can be no assurance that favorable results will be achieved. Costs of acquiring or developing instruments for use in specialty applications may be significant, which could adversely affect both near term and longer term results if successful products are not developed and introduced. In addition, considerable competition exists for products used in these surgical specialties, including competitors developing other techniques and from sources of more traditional products. Further, acceptance of newer techniques, even with demonstrated clinical advantages, may be slow given concerns as to expenditures for newer practices by health care payors and requirements for extensive training with newer approaches. The Company believes that, despite the uncertainties inherent in development of new technologies, the patient and the health care market will be better served by the introduction of more efficacious and less traumatic procedures across the operating room environment.

PRODUCT CONTRIBUTION

       The Company's current products constitute a single business segment. Surgical wound management products accounted for all of the Company's net sales and profits in each of the years ended December 31, 1996, 1995 and 1994.

AUTO SUTURE Stapling Products and Clip Appliers

       AUTO SUTURE stapling products consist of single use and reusable (in the latter case, primarily stainless steel) instruments that utilize and can be reloaded with single use loading units (DLUs) containing surgical staples. The staples are made of titanium, stainless steel, or a proprietary absorbable copolymer. The Company markets both single use instruments and reusable stainless steel instruments in a variety of sizes and configurations for use in various surgical applications. Although the Company predominately markets single use staplers, the availability of both reusable and single use staplers gives surgeons the opportunity of using either in accordance with their preference. The Company's stapling instruments have application in abdominal, thoracic, gynecologic, obstetric, urologic and other fields of surgery. Common uses of AUTO SUTURE staplers include closure and resection (the removal of tissue or organs), stapling and transection of tissue, anastomosis (the surgical joining of hollow structures, as in organ reanastomosis), vessel occlusion, biopsies, skin and fascia closure and Cesarean section deliveries.

       The Company's PREMIUM PLUS CEEA instrument, designed for circular anastomoses, provides ease of insertion and removal from the lumen in bowel resections, while retaining the advantage of superior anastomotic security.

       AUTO SUTURE clip applier instruments individually apply a sequence of titanium, stainless steel, or absorbable clips for ligation of blood vessels and other tubular body structures. They are offered in a variety of clip sizes for use in a broad range of surgical procedures. Clip appliers marketed by the Company are single use instruments which provide the surgeon with a new, sterilized instrument for each procedure. The Company's LDS single use staplers simultaneously ligate and divide tubular body structures.

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

       The Company markets a line of single use trocars. The initial application of a trocar results in a sharp obturator tip or a cutting instrument within the trocar making a small opening in the abdominal wall or chest cavity. The obturator or cutting instrument is then removed, leaving the trocar sleeve in place to serve as an access tube through which a laparoscope and other surgical instruments may be inserted. Each single use trocar is used in a single surgical procedure, assuring a sharp obturator point or cutting instrument for each application and eliminating the expense and risks of resharpening and resterilizing associated with reusable trocars. The Company's trocars are available in a wide range of sizes, some of which are offered with radiolucent sleeves to permit unobstructed X-rays. The Company expects to introduce during early 1997 a resposable (in which components of a device may be reused a number of times) version of its trocars, which offers the advantages of its existing products but permits a part of the trocar assembly to be reutilized, allowing hospitals a choice of approaches but maintaining the advantages of a sharp, sterile cutting instrument for each procedure.

       The Company's VERSAPORT trocar features the unique VERSASEAL system, the first self-adjusting trocar seal which accommodates 5mm to 12mm instrument sizes without the need for a converter. The VERSAPORT trocar reduces the costs, additional inventory, and operating room time associated with the use of converters, and provides surgeons with a better seal and reduced friction on instruments in laparoscopic procedures. The Company's VERSAPORT RPF trocar system incorporates modifications which significantly lower penetration force. The Company also offers the VISIPORT trocar, which incorporates a viewing lens on the trocar tip for direct visualization during penetration of the body cavity, and a blunt tip trocar for use in open laparoscopy.

       The Company markets endoscopic clip appliers under the ENDO CLIP name, which have application in a variety of surgical procedures and have gained widespread acceptance for use in laparoscopic cholecystectomy, a procedure which has become the standard technique for removal of the gallbladder, and in other procedures. These products are designed to be applied through the Company's proprietary trocars to ligate a variety of tissue structures and to perform dissection, and are available in both resposable and single use versions.

        The Company markets a variety of its MULTIFIRE instruments which are designed for endoscopic application, including staplers for endoscopic procedures, which may be reloaded with new DLUs several times during a single surgery. The Company's staplers are used in a variety of procedures, including appendectomies, laparoscopically assisted vaginal hysterectomies, and general, gynecologic and thoracic procedures, and in bowel procedures such as colectomies and interior resections.

       The Company offers various instruments for use in conjunction with its line of trocars, including a variety of hand instruments designed especially for use in minimally invasive surgery which fit through its trocars, as well as advanced suction and irrigation devices.

       The Company offers a number of laparoscopic products which enhance clinical outcomes and offer the opportunity for hospitals to realize cost savings. The Company's 5mm ENDO CLIP applier offers the surgeon the same ligating capability as the 10mm instrument while reducing the size of the incision required for the procedure.

       The Company's ENDO STITCH instrument and associated DLUs allow the surgeon to suture and tie knots laparoscopically by passing a proprietary needle, with different types of the Company's proprietary suture material attached, between two jaws (located at the end of an endoscopic shaft) quickly, accurately and easily in comparison with manual endoscopic suturing techniques. The Company believes that the ENDO STITCH instrument facilitates more difficult laparoscopic procedures, is useful in open procedures for suturing in locations which are difficult for the surgeon to access, and aid in both open and laparoscopic procedures. The Company believes that increasing market acceptance of this product may depend on conversion of more difficult procedures to the endoscopic technique.

       The Company is continuing its steps to offer miniaturized instruments for minimally invasive surgery. The Company offers the MINISITE line of 2mm endoscope, trocar, and accessory products (including miniaturized hand instruments), and is introducing miniaturized versions of its current line of products. The Company believes that its miniaturized line of instruments may have application in a wide variety of procedures, including areas in which minimally invasive procedures are not presently applied, such as trauma, diagnostic, and rehabilitative procedures, and may enable some procedures to be performed under conscious sedation outside the traditional operating room environment. In addition, the smaller instruments may allow laparoscopic post-operative review after surgery without hospitalization or general anesthesia, which the Company believes may also help reduce health care costs and improve clinical outcomes.

       Although the Company intends to continue improving and expanding its product lines applicable to general surgery, it believes that laparoscopic and other more advanced techniques may be applied to additional surgical applications, including surgical specialties. In addition, the Company is offering for sale capital equipment for use in connection with its device products in order to provide more comprehensive programs for improving treatment. During 1996, the Company announced several new products and techniques for such purposes and continues research and development toward these ends.

       The Company has developed specialized wound closure instrumentation for use in vascular procedures, including its VCS vascular clip applier, a device which permits arteriotemies, venotemies, and vascular anastomoses without penetration of the inner wall of the vessel. The Company introduced in 1996, the MINI HARVEST system products for use in a new minimally invasive technique for harvesting the saphenous vein from a patient's leg in connection with cardiovascular surgery, requiring only a few small incisions rather than an incision running the length of the patient's leg, minimizing patient discomfort and scarring. The Company believes its products may also be used for a variety of minimally invasive cardiovascular and peripheral vascular surgeries, and is developing additional instruments for use in such procedures. While the Company believes its products may be useful in coronary surgery, surgeons practicing in this field have not traditionally performed minimally invasive surgery or used single use instruments extensively and no assurance can be given as to the acceptance of such products or techniques in this area.

         During the latter part of 1996, the Company announced the development of a line of instruments for minimally invasive coronary artery bypass graft surgery. The product line was launched in January 1997. The MINI-CABG line of instruments will allow surgeons to operate on a beating heart through a 3- to 4-inch incision between the ribs instead of the 12-inch incision associated with traditional approaches. The Company believes that the techniques permitted by these instruments will permit reduced operating time, recuperating time and costs, and reduce risks associated with current practices.

         The Company's MINI-CABG instruments include the AUTO SUTURE Universal Retractor Base system, which maintains an operative window through the chest incision and includes a fully adjustable retractor, the Site-Light for illumination of the operative site, and the Site-Blower for maintaining a clean operative field; the AUTO SUTURE Indicator 30 MINI-CABG Site Stabilizer, which provides the surgeon with a means of controlling the heart movement throughout the delicate procedure; and the AUTO SUTURE SURGISTICH instrument, which allows the surgeon to sew vessels together in a very confined space. Considerable competition exists for entry into the cardiovascular field, including competition from more traditional approaches, from technology which adopts the same approach as the Company's MINI-CABG line of instruments, and from technology which allows alternative techniques for minimally invasive coronary surgery. The Company believes its products will be competitive, but can provide no assurance as to their success or acceptance in the marketplace.

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

         During 1996, the Company also obtained exclusive worldwide rights to proprietary new technology developed to reduce restenosis, the narrowing or partial occlusion of blood vessels, in patients following balloon angioplasty or stenting procedures. The new technology places a tiny radioactive guide wire in the artery, delivering either gamma or beta radiation to the damaged portion of the vessel. The radiation is intended to decrease the proliferation of the tissue that clogs the vessel. A filing with the Food and Drug Administration
(FDA) for clinical studies is anticipated in the near future.

        The Company is continuing development of technology in women's healthcare with its first new system which is designed for a comprehensive approach to breast care. The Company's ABBI system, incorporating a stereotactic table and the Company's ABBI system biopsy device, is used to perform core needle and needle localization for advanced breast biopsy. This system allows a one-step, minimally invasive process for breast biopsy, offering the surgeon increased accuracy and control, and helping hospitals reduce procedural and operating room costs. The one piece larger specimen obtained by the ABBI system provides pathologists with pattern recognition which aids in the diagnosis of different cancers and facilitates physicians' decision making for improved results. The Company offers the stereotactic tables under a strategic alliance with Lorad, a unit of Trex Medical Corporation and a leading manufacturer of stereotactic equipment.

         The Company also entered into a worldwide sales and marketing agreement during 1996 that will allow utilization of NeoVision's Sonopsy (tm) Ultrasound Guided Breast Biopsy System in connection with the Company's ABBI system. The Sonopsy system uses automated three-dimensional ultrasound imaging to locate a suspicious lesion, followed by real-time imaging to guide the physician in placing the ABBI breast biopsy instrument. The addition of the Sonopsy system to the ABBI system is designed to offer physicians a combination of ultrasound and x-ray imaging for breast biopsy. The Company believes this approach will permit physicians to biopsy lesions that can be imaged, with the potential for an increase in the number of patients that can take advantage of the ABBI system.

         Other companies market or are developing equipment and devices for performing minimally invasive breast biopsies which remove tissue samples in fragmented pieces, or for diagnostic procedures without biopsies through medical imaging, and there can be no assurance as to the impact of such competing products on the Company's penetration into this field. However, the Company believes that the ABBI system, which provides a larger specimen, offers advantages over competing devices.

       In the orthopedic field, Surgical Dynamics, Inc. ("Surgical Dynamics" or "SDI"), a subsidiary of the Company, is a leading developer and manufacturer of spinal cages and other instrumentation for spine surgery and of instruments for arthroscopic procedures.

         Surgical Dynamics offers an endoscopic spinal system, consisting of a variety of instruments for application in lumbar discectomy and fusion, and in video assisted thoracic spine procedures. SDI's spinal cages represent a new technological advance in implantable spine devices. They provide a supporting lattice for bone in-growth for patients with back injury or degenerative disease with many advantages over present practices for repairing the spine, and can reduce post-operative pain and recovery time. The FDA approved the RAY TFC threaded fusion cage device in October, 1996, following expedited review of SDI's PMA (pre-market approval) application to the FDA based on SDI's four-year clinical trial. SDI had previously received regulatory approval for use of the device in Europe and Japan. The device is currently available in the marketplace. Several other companies are developing or currently offer such devices, and such competition could adversely impact the Company's opportunities in this area.

         Surgical Dynamics also introduced a number of new products during 1996. The DURA CLOSE Clip Applier permits both spine and brain surgeons to achieve a water-tight closure of the dura, the outer covering of the brain and spinal cord. The ARTHROSEW Suturing Device simplifies suturing in a confined area, which the Company believes will be useful in performing arthroscopic and open shoulder repair surgery. The S-D SORB Suture Anchor system provides the surgeon with a quick and efficient means of anchoring soft tissue to bone in arthroscopic shoulder procedures. Made from the Company's proprietary LACTOMER copolymer, the anchor provides secure holding power for the critical healing period and is absorbed by the body, eliminating the need to leave residual metal.

         Surgical Dynamics' E-Z TAC absorbable surgical tack, also introduced in 1996, offers a unique surgical solution for anterior instability shoulder injuries. The E-Z TAC surgical tack is also made from the Company's proprietary LACTOMER copolymer. Surgical Dynamics also introduced, in 1996, the first reusable disposable 4mm arthroscope that provides the same visual quality as the finest scopes on the market, but at significantly reduced purchase and maintenance costs for its customers.

         Surgical Dynamics sells through outside salespersons, and maintains its own training, research and development, marketing and sales management organizations. Surgical Dynamics has trained a substantial number of surgeons in procedures utilizing its products.

         Although the Company believes that spinal surgery offers the potential for new markets for its endoscopic products, sales of these products may depend on acceptance of the procedure by orthopedic surgeons and neurosurgeons. In addition, specialized training may be required.

SUTURE PRODUCTS

       Sutures comprise a major portion of the wound closure market. Since surgical procedures which use staples also require manual suturing, the Company considers sutures to be a natural complement to its stapling instrumentation. The Company is continuing its planned expansion into this mature but global market. The Company's product line includes both non-absorbable products and absorbable suture products. The Company believes that its sutures have significant technological advantages over competitors' products. The Company's BIOSYN suture, introduced in 1995, is the first synthetic, absorbable suture which combines the benefits of a monofilament suture with many of the advantages of braided sutures, such as ease of handling and knot holding capability. The Company believes that its BIOSYN sutures will compete effectively with its competitors' gut, absorbable braided and absorbable monofilament sutures (both short and long term), providing uses across a wide variety of surgical applications. The Company believes that the versatility of the BIOSYN suture will provide hospitals with an efficacious suture material that permits material standardization and code consolidation. However, the success of the BIOSYN suture will depend on a number of factors, including the surgical community's acceptance of products which are different from products to which they have become accustomed.

       SURGIPRO mesh fabrics are designed for applications in both open and endoscopic surgery such as hernia repair, and SURGALLOY needles are designed to meet the needs of the specialty surgeons in fields such as cardiovascular, opthalmological, plastic surgery, neurosurgery, and others.

        The suture program also allows the Company to compete more effectively for contracts with customers that prefer to purchase all of the hospital's wound closure needs from a single vendor, particularly as individual hospitals, buying groups and hospital alliances continue to consolidate their purchasing.

OTHER PRODUCTS

       In 1995, the Company introduced the CHEMOSITE Infusion Port line of products, which it had acquired from a privately held manufacturer. An infusion port is a device implanted into a patient to provide repeated access to the vascular system, such as for delivery of medications, blood products and nutrition fluids, or the withdrawal of blood samples. The principal use of an infusion port today is for delivery of chemotherapeutic agents to cancer patients. Infusion ports have replaced external catheters to a large extent, and are commonly used by surgeons. Several companies offer competing products, with Bard Corporation holding an approximately 55% share of domestic sales of these products. The Company believes that its CHEMOSITE Infusion Port line of products is competitive.

       The Company owns approximately 9% of the outstanding shares of Alexion Pharmaceuticals, Inc., which is traded on the NASDAQ System. The Company also maintains an alliance with Alexion with respect to worldwide marketing rights to market Alexion's transgenetically engineered non-human cells, tissues, and organs. The Company has certain options to fund Alexion's future research and development and pay royalties on any resulting product sales. Although the Company believes that Alexion's technology is highly promising, substantial additional research and development and clinical trials, including premarket approval by the FDA, will be required before any products could be introduced to the market, and no assurance can be given that the products will be successful in human transplantation. Moreover, a number of other companies are engaged in similar research, and such competition could adversely impact the Company's opportunities in this area.

       The Company entered into an alliance in 1996 with V. I. Technologies, Inc. and obtained exclusive worldwide rights to market V.I. Technologies' human fibrin glue for wound healing applications. The product is a tissue adhesive, treated by a unique method to address viral transmission concerns, and is intended to be used during surgical procedures to augment or replace sutures or staples for wound closure. V.I. Technologies' fibrant sealant is nearing completion of Phase II clinical trials, and will be initiating Phase III clinical studies in the United States in the near future, following which premarket approval by the FDA will be required before the product may be introduced to the market. A number of other companies are engaged in similar research, and such competition could adversely impact the Company's opportunities in this area. No assurance can be given as to the potential market for such products.

       The Company entered into an alliance in 1996 with Neoprobe Corporation and obtained exclusive worldwide (except for certain Asian countries) rights to market Neoprobe's proprietary RIGScan (tm) system for location of colorectal cancer by means of a hand-held probe which detects low-energy radioactive drugs that target and attach to cancer cells. Neoprobe has completed its Phase III clinical trials for the FDA and submitted a Biologic License Application (BLA) in December 1996.

         The Company obtained rights during 1996 to a license on an exclusive worldwide basis to market Misonix, Inc.'s ultrasonic cutting technology, which uses high frequency sound waves to coagulate and divide tissue during surgery, and plans to introduce a cutting device utilizing the licensed technology and is introducing the ULTRA-SHEARS ultra-sonic cutting device utilizing the licensed technology, eliminating many of the risks associated with traditional electro-surgery. Ultra-sonic energy does not pass electrical current through the body at any time, so there are no concerns about stray current effecting other organs or surrounding tissue. Developed in conjunction with Misonix, Inc., the system consists of a reusable generator and single-use hand instrument and is applicable in a wide variety of open and laparoscopic surgical procedures. It will be available in the second half of 1997.

       During 1996, the Company acquired a controlling interest in Medolas Gesellschaft fur Medizintechnik GmbH, a German laser developer and manufacturer, together with exclusive worldwide rights to market Medolas' excimer lasers for transmyocardial revascularization (frequently known as TMR), a promising surgical procedure that creates pathways for blood to reach oxygen-starved heart tissue in patients with coronary artery problems. The Company has obtained an investigative device exemption and is conducting Phase I trials in the U.S.
with its own excimer laser technology. Other companies are developing competing products.

         The Company will unveil a new technology for treating benign prostate hyperplasia (BPH) during 1997, an enlargement of the prostate that constricts the urethra, making urination difficult and causing other bothersome symptoms. This condition affects more than 13 million men worldwide and results in more than 500,000 surgical procedures annually. The most common procedure for the BPH uses electrocautery to burn away prostate tissue. Although effective, the procedure requires general or spinal anesthesia, uncomfortable and confining post-operative catheterization and a four to six week recovery period. The procedure also has potentially serious side effects -- including impotence -- and costs more than $8,000.

         The Company's Radio Frequency Therapy (RFT) system is completely automated and uses radio waves and a flexible scope, which most surgeons already own. The Company's system, combined with the scope, is designed to allow surgeons to perform the procedure in their offices using only local anesthesia. Patients should not require postoperative catheterization and should be able to resume normal activities in a few days. The RFT system will not only be better for the patient, but will offer the first truly cost-effective minimally invasive approach to BPH. The Company expects to file with the FDA during 1997. The Company expects competition related to its RFT system, including competition from other device manufacturers and from treatment by means of drugs.

MARKETING AND SALES

       Domestically, the Company markets its products to surgeons and materials managers of hospitals primarily through the sales employees of its Auto Suture Company division. Outside the United States, the Company markets its products in 23 countries and in the Commonwealth of Puerto Rico by direct sales employees of 17 sales and marketing subsidiaries, and through its authorized distributors in 61 other countries. In 6 additional countries the Company sells its products directly to the user through the distributor sales department at its headquarters.

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

       All sales employees of the Auto Suture Company, of the Company's subsidiaries, and of the Company's authorized international distributors receive intensive training with respect to the Company's products, consisting of an extensive training course that prepares them to provide surgeons and hospital personnel with technical assistance, including scrubbing in surgery as technical advisors in connection with the use of the Company's products. The training courses are developed and conducted by the Company at its expense. The training course includes an introduction to anatomy and physiology, the study of surgical terminology, aseptic surgical techniques such as scrubbing, gowning, gloving and operating room protocol and the use of the Company's instruments on artificial foam organs for sales demonstrations and on anesthetized animals in the laboratory for teaching purposes. The Company's training curriculum also prepares sales personnel to assist hospital administrators in implementing efficient surgical practices and in realizing the economic benefits afforded by the Company's products.

       The Company demonstrates its products on artificial foam organs and through the use of films, video cassettes, technical manuals and surgical atlases.

       The Company also sells to domestic distributors under a program known as Just-in-Time (JIT) distribution. Under the JIT program, the Company sells its products to a distributor selected by a participating hospital and the distributor sells the products to the hospital on an as needed basis. The Company compensates the distributor for handling and other services. Distributor sales are common in the medical products industry. The Company's JIT program responds to customer needs, many of whom desire distributorship arrangements in order to avoid costs associated with inventory management. The Company believes that distribution arrangements may negate distributor incentives to promote competing brands, allow the Company's technical sales force more time to support user surgeons and hospital management, and provide the Company with opportunities to enhance or protect its competitive position through an additional channel of sales. Sales through the JIT program currently comprise approximately 39% of the Company's domestic business.

       The Company is committed to the continuing education of the surgical community by assisting a substantial number of medical schools, hospitals and educational organizations in training residents, nurses, surgeons and administrators in the techniques of wound management using AUTO SUTURE and Surgical Dynamics' instrumentation. With the increasing number of advanced surgical procedures being performed using the minimally invasive approach, the Company also supports proctorships and preceptorships where an experienced surgeon clinically assists and teaches a surgeon in the operating room. Initially, the primary focus of the training programs was on laparoscopic cholycestectomy. Widespread training has been accomplished for that procedure, and the emphasis in future training will be on more advanced applications of laparoscopy, including hernia, bowel, and thoracic procedures, laparoscopically assisted vaginal hysterectomies, laparoscopic bladder suspension, and procedures for the correction of esophageal reflux, orthopedics, and cardiovascular procedures. The Company believes that acceptance of endoscopic and other more advanced techniques as the preferred method in a broad range of procedures will be an important element of the Company's future growth.

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

       During 1996, the Company expanded its PARTNERING WITH USSC program to provide hospitals with turn-key marketing and management practice programs. These include the Company's WOMEN'S INITIATIVE, designed to help hospitals become the provider of choice in women's health care, and the Company's PHYSICIAN'S INITIATIVE, which assists physicians with management of their practices. The PHYSICIAN'S INITIATIVE includes the Outcomes Measurement Tool, a software program designed to help providers document the competitive advantages of their surgical practices to managed care organizations, and the Practice Benchmarking Tool, a program which helps physicians compare their practice to national norms.

       International sales represented approximately 50% of the Company's net sales in 1996, 49% in 1995, and 46% of the Company's net sales in 1994. International sales included sales through international subsidiaries, which were approximately 45% in 1996, 44% in 1995, and 37% in 1994, of consolidated net sales and sales to international distributors and to end users in countries not otherwise serviced by the Company, which were approximately 5% in 1996 and 1995, and 9% in 1994, of the consolidated net sales. (See Note L of Notes to Consolidated Financial Statements for additional information by geographical area.)

       Orders for the Company's products are generally filled on a current basis, and order backlog is not material to the Company's business.

MANUFACTURING AND QUALITY ASSURANCE

       Manufacturing is conducted principally at two facilities: North Haven, Connecticut, and Ponce, Puerto Rico. Manufacturing includes major assembly and packaging of products. The Company produces all material for its synthetic absorbable staples, clips, tacks and sutures, including suture anchors, internally. Needles contained in certain of the Company's suture products are produced at its facilities in North Haven, Connecticut. Other needles and suture materials are supplied by several manufacturers. The Company's reusable steel surgical staplers, components for the products the Company manufactures, and a minor portion of the Company's DLUs and the disposable laparoscope are supplied by several independent non-affiliated vendors using the Company's proprietary or licensed designs. Surgical Dynamics RAY TFC threaded fusion cages are supplied by independent non-affiliated vendors using proprietary licensed designs.

       Raw materials necessary for the manufacture of parts and components and packaging supplies for all of the Company's products that are manufactured by it are readily available from numerous third-party suppliers.

       The Company considers quality assurance to be a significant aspect of its business. It has a staff of professionals and technical employees who develop and implement standards and procedures for quality control and quality assurance. These standards and procedures cover detailed quality specifications for parts, components, materials, products, packaging and labeling, testing of all raw materials, in-process subassemblies and finished products, and inspection of vendors' facilities and performance to assure compliance with the Company's standards. The Company has obtained International Standards Organization ("ISO 9000") certification for its plants in Connecticut and Puerto Rico.

RESEARCH AND DEVELOPMENT

       The Company believes that research and development is an important factor in its future growth. The Company engages in a continuing product research, development and improvement program at its Norwalk and North Haven, Connecticut facilities and through funding of research and development activities at major universities and other third parties. It employs a staff of engineers, designers, toolmakers and machinists that performs research and development as well as manufacturing support functions. During 1996, 1995, and 1994, the Company's research and development expenses were approximately $58,000,000, $43,100,000, and $37,500,000, respectively. Within the past three years the Company has introduced 28 new products that are the result of research and development conducted by the Company. Approximately 51% of 1996 sales revenues were generated from the sale of products introduced within the preceding five years.

       The Company focuses its research and development resources on products and redesign of existing products which are best suited to customer needs in the current cost conscious health care environment, including an aggressive program of exploring new opportunities for advancement in the surgical field.

PATENTS AND TRADEMARKS

       Patents are significant to the conduct of the Company's business. The Company owns or obtained exclusive rights to 144 new U.S. patents issued in 1996 (including patents purchased through acquisitions of companies or technology), 166 such patents issued in 1995, and 117 such patents issued in 1994. Overall, the Company currently owns approximately 700 unexpired U.S. utility and design patents covering products it has developed or acquired and having expiration dates ranging from less than one year to 17 years. No patents will expire in the near future which are material to the Company's results of operation or financial position. Moreover, the Company has many additional U.S. patent applications pending. The Company's practice and experience is to develop or acquire rights or licenses to innovative patented products and continuously update its existing technology. The Company also has a significant number of foreign patents and pending applications.

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

COMPETITION

       There is intense competition in the markets in which the Company engages in business. Products competitive with the Company's staplers, clip appliers and sutures include various absorbable and non-absorbable sutures, staples, clips and tape, as well as single use staplers. Many major companies that compete with the Company, such as Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary and Davis & Geck, a division of American Home Products Corporation, have a wider range of other medical products and dominate much of the markets for these other products. Ethicon markets, in addition to sutures and other wound closure products, single use skin staplers, clip appliers, and internal staplers. Davis & Geck markets single use skin staplers, clip appliers and suture materials. The Company believes that these major companies will continue their efforts to develop and market competitive devices.

       The market for products for minimally invasive surgery is highly competitive. The Company believes it is the leader in this field as the result of its successful innovative efforts and superior products. Ethicon, through a division known as Ethicon Endo-Surgery, markets a line of endoscopic instruments directly competitive with the Company's products and is its principal competitor in minimally invasive surgery. The Company believes that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute single use endoscopic instruments. In addition, manufacturers of reusable trocars and other reusable endoscopic instruments, including Richard Wolf Medical Instruments Corp. (a subsidiary of Richard Wolf, GmbH) and Karl Storz Endoscopy-America Inc. (a subsidiary of Karl Storz, GmbH), compete directly with the Company.

       Industry studies show Ethicon currently has approximately 79% of the suture market, while Davis & Geck has about 11% of this market. The Company expects that, because the size of the total sutures market is relatively stable, any increase in the Company's market share in this area will have to be earned at the expense of the other current market participants. The Company believes that the technological advantages of its sutures will enable it to compete effectively with these companies and that its market share in sutures will continue to grow.

       The Company also expects intense competition in sales of products for specialty surgical application. A broad range of companies, including Ethicon, presently offer products for use in cardiovascular, urologic, orthopedic, and oncological procedures. Many of such companies have significantly greater capital than the Company and are expected to devote substantial resources to development of newer technologies which would be competitive with products which the Company may offer. There are also a number of smaller companies engaged in the development of surgical specialty devices and products which are developed by such firms and could present additional competition.

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

       The Company collaborates with some of the most prestigious academic medical centers in the world to establish Centers of Excellence for training in many diverse disciplines. These centers are devoted to teaching residents and surgeons in the use of new instrumentation, developing new technologies, conducting preclinical trials and other research projects. In today's managed care environment, these multi-center studies also bring into sharper focus the cost benefits of a wide range of US Surgical and Surgical Dynamics products.

       The Company believes that the advantages of its various products and its customer assistance programs will continue to provide the best value to its customers. However, there is considerable competition in the industry and no assurance can be given as to the Company's competitive position. The impact of competition will likely have a continuing effect on sales volumes and on prices charged by the Company. In addition, increased cost consciousness has revived competition from reusable instruments to some extent. The Company believes that single use instruments are safer and more cost efficient for hospitals and the healthcare system than are reusable instruments, but it cannot predict the extent to which reusable instruments will competitively impact the Company. The Company also offers reusable instruments, and is introducing resposable instruments, components of which may be reused a certain number of times, to respond to the preferences of its customers.

GOVERNMENT REGULATION

       The Company's business is subject to varying degrees of governmental regulation in the countries in which it operates. In the United States, the Company's products are subject to regulation as medical devices by the the FDA, as well as by other federal and state agencies. These regulations pertain to the manufacturing, labeling, development and testing of the Company's devices as well as to the maintenance of required records. An FDA regulation requires prompt reporting by all medical device manufacturers of an event or malfunction involving a medical device where such device caused or contributed to death or serious injury or is likely to do so.

       Federal law provides for several routes by which the FDA reviews medical devices prior to their entry into the marketplace. In the past, the Company's stapling and endoscopic products have been cleared by the FDA under the most expedited form of pre-market review since the initiation of the program or have not required FDA approval. The Company, along with the rest of the industry, had for several years experienced lengthy delays in the FDA approval process. More recently, the timeliness of the FDA's review process in instances where pre-market approval is not required has improved. Timely product approval is important to the Company's maintaining and/or obtaining technological competitive advantages. Other than lengthy FDA product approval delays, the Company has not encountered any other unusual regulatory impediments to the introduction of new products. To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Many of these future products may require lengthy human clinical trials and the Pre-Market Approval of the FDA relating to class III medical devices. The Company knows of no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital, risk of entry by competitors, and risk of changes in the marketplace prior to market approvals being obtained.

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

       The Company could potentially benefit from this focus on cost containment and on managed care. Stapling, minimally invasive surgery and spinal cages decrease operating room time including anesthesia, patient recovery time and in many cases are highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as surgical stapling, minimally invasive procedures and spinal cages are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced techniques could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by laparoscopy, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

       Internationally, several factors have slowed the pace of conversion from traditional to minimally invasive procedures in overseas markets. In addition, the socialization of health care in many developed, international countries results in patients having less influence on the type of care they receive. Finally, foreign government cost containment efforts may slow down the process of obtaining reimbursement approvals for procedures using the Company's products. The Company expects these factors to continue to impact growth in those foreign countries where they are present. In addition, the Company is experiencing pricing pressures from competition and from cost containment efforts by health care payors in France and other foreign countries.

EMPLOYEES

       At December 31, 1996, the Company employed 6,133 persons, 5,145 domestically and 988 in foreign countries. None of the Company's domestic employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

       The Company owns its corporate headquarters, which is located at 150 Glover Avenue, Norwalk, Connecticut, and owns or leases other facilities, primarily in Norwalk and North Haven, Connecticut, in Ponce, Puerto Rico, Elancourt, France, and in seventeen other foreign countries. The Norwalk corporate headquarters includes executive and administrative facilities and research laboratories. The other facilities in the United States and the facilities in Puerto Rico and in foreign countries consist of administrative offices, manufacturing, research, warehouse, distribution, and sterilizer operation space. The North Haven, Connecticut and Puerto Rico facilities are the primary manufacturing facilities of the Company. The facilities at each of these locations are leased by the Company under long term operating leases.

       During 1992 and 1993, the Company expanded its facilities in North Haven, Connecticut, Ponce, Puerto Rico, and various locations in Europe to accommodate anticipated increased demand for its products, and constructed a European headquarters, training, and distribution facility in Elancourt, a suburb of Paris, France. The Elancourt properties are leased under a 15 year financing lease and a portion of the facility is being used by the Company as a surgeon training facility and for administrative offices. The Company is presently attempting to sublease the unutilized portion of its Puerto Rico facility.

       The Company's facilities and equipment are in good operating condition, are suitable for their respective uses and are adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS.

       A. In July, 1989, Ethicon, Inc. filed a complaint against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars. In counterclaims, the Company has alleged, among other grounds, that Ethicon's actions tortiously interfered with the Company's business dealings and that Ethicon is infringing three of the Company's patents. The parties' cross-motions for preliminary injunctions were denied by the District Court in April 1991. The Company, as part of its motion to dismiss Ethicon's complaint, had moved that the Court correct the inventorship of the patent at issue to include the Company's licensor. The Court had held evidentiary hearings on the Company's motion to dismiss in 1995, and in September, 1996, granted the Company's motion to correct inventorship in favor of the Company's licensor. The Company's motion to dismiss Ethicon's claims against the Company based on revised inventorship is currently pending before the Court. The Company's counterclaims against Ethicon also remain pending. No trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon and meritorious defenses against the claims by Ethicon. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       B. In March, 1992, the Company filed a complaint in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon, Inc., alleging infringement of United States patents issued to the Company covering the Company's endoscopic multiple clip applier. In February, 1994, a jury returned a verdict in favor of the defendants, holding that the Company's patent claims were invalid. The Company's appeal of the verdict to the United States Court of Appeals for the Federal Circuit was denied, and the Company filed a petition for a writ of certiorari with the United States Supreme Court seeking to overturn the lower court decisions. The United States Supreme Court accepted the Company's petition and, on April 29, 1996, vacated the decision of the United States Court of Appeals for the Federal Circuit denying the Company's appeal from the jury verdict. The Supreme Court remanded the case to the Court of Appeals for reconsideration in light of its recent decision in Markman v. Westview Instruments, Inc., holding that patent claims should be interpreted by a judge rather than by a jury. The Company participated significantly on behalf of the prevailing party in the Markman appeal. The Company filed a motion with the Court of Appeals for remand of the case to the District Court for further proceedings and for a new trial in accordance with the Markman decision. On January 3, 1997, the Court of Appeals denied the Company's motion, ruling that a new trial was not required under the Markman decision. The Company has filed a motion for rehearing by the full bench of the Court of Appeals for the Federal Circuit. The Company believes it has meritorious claims against the defendants in the case.

       C. In August, 1996, Applied Medical Resources Corporation ("Applied Medical") filed a complaint against the Company in the United States District Court for the Eastern District of Virginia alleging infringement by the Company of patents related to trocar seal systems. The Company has filed a counter claim, alleging patent infringement by Applied Medical of a patent held by the Company as to trocar safety mechanisms. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims by Applied Medical. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       D. In August and September 1992, four complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and two executives as defendants. The complaints allege wrongful conduct in violation of federal securities law and related state law which resulted in damages in connection with the plaintiff shareholders' purchases of the Company's common stock. During the second quarter of 1993, the Company and certain executive officers were named as defendants in additional complaints styled as shareholder class actions, making comparable allegations to those in the earlier filed complaints. In June, 1993, the Court entered orders consolidating these cases. In February and March 1994, three additional complaints brought by shareholders as class actions were filed in the United States District Court for the District of Connecticut, naming the Company and certain executives as defendants. The complaints allege wrongful conduct in violation of federal securities laws in connection with the plaintiff shareholders' purchases of the Company's common stock. On April 12, 1995, the Court dismissed a majority of the claims which had been brought under the federal securities laws by purchasers of the Company's common stock. In November, 1996, the Company entered an agreement in settlement of the case with counsel for the plaintiffs, subject to approval of the U.S. District Court for the District of Connecticut, and to certain other conditions which are expected to be met. The principal terms of the settlement are as follows: issuance and payment to the members of the class of 315,000 shares of the Company's common stock, $3.5 million in cash, and issuance of contingent stock rights with respect to each of the 315,000 shares of common stock issued in the settlement. If the Company's common stock reaches a price of $70 per share for either forty five consecutive trading days or one hundred trading days in total during the two year period from the date of issuance of the 315,000 shares of common stock to the members of the class, the contingent stock rights will extinguish. The payment and issuance of the common stock and contingent stock rights will take place on final court approval of the settlement and the plan for distribution of the securities and cash to members of the class. The Company has provided for the estimated cost of the settlement in its consolidated financial statements, the substantial portion of which will be funded by the Company's insurance carriers. Certain individually named defendants named in the case assigned to the Company during 1995 various insurance claims relating to the reduction of the terms of certain outstanding option grants to which they agreed to in connection with the settlement of a shareholder derivative claim. The Company believes this assignment facilitated the Company's ability to obtain insurer funding of this settlement. The Company also believes that it and the individually named defendants have substantial defenses against the shareholder class action claims; however, because of the continued expenses, distractions and potential risks of litigation, the Company concluded that a settlement on terms largely funded by insurance coverage was in the Company's and shareholders' best interests.

       E. In September, 1993, Ethicon, Inc. filed a Complaint against the Company in the United States District Court for the District of Delaware alleging that the Company's manufacture, use and sale of surgical staples used in a variety of the Company's staplers infringes certain patents. Ethicon, Inc. subsequently amended its complaint to add Ethicon Endo-Surgery and Design Standards Corporation, a Connecticut corporation and a supplier to the Company, as co-plaintiffs. The Company successfully moved to transfer the case to the United States District Court for the District of Connecticut. In December, 1993, the Company asserted counterclaims against Ethicon, Inc. and Ethicon Endo-Surgery for, among other things, infringing the Company's patents relating to surgical staples. In addition, the Company has asserted counterclaims against Design Standards Corporation for breach of its contractual obligations to the Company and for statutory unfair trade practices by purporting to assign rights to Ethicon which belong to the Company. In December, 1995, the Company filed motions for summary judgment as to the validity of and the lack of any infringement with respect to the Ethicon patents, and the plaintiffs filed a motion for summary judgment against the Company's counterclaims. The motions remain pending and no trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in this action and valid claims against the plaintiffs. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       F. In February, 1994, Ethicon Endo-Surgery filed suit against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler. In June, 1994, the Court denied the plaintiffs' motion for a preliminary injunction against the Company. In August, 1995, after a hearing as to the construction of Ethicon's patent claims, the Court ruled in favor of the Company and dismissed Ethicon's claims. Ethicon appealed the decision and, in August, 1996, the Court of Appeals for the Federal Circuit substantially affirmed the District Court's decision that the Company's products do not literally infringe Ethicon's patent, remanding the case to the District Court for clarification of certain of the bases for the District Court's dismissal of Ethicon's claims. Ethicon's request for rehearing by the Court of Appeals has been denied, and the Company has moved for summary judgment on the remaining aspects of Ethicon's case. The Company previously had asserted counterclaims against Ethicon which have also been dismissed, without prejudice. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       G. In November, 1995, the Company acquired Surgical Dynamics, Inc. ("Surgical Dynamics"), a privately held company which develops, manufactures and markets surgical devices for use in spinal procedures. In January, 1995, Surgical Dynamics sought declaratory judgment in the United States District Court for the Central District of California that its spinal fusion cage product, the Ray FTC device, did not infringe a patent owned by Karlin, Inc. and licensed to Sofomar Danek Group, Inc. and that such patent is invalid. The defendants filed counterclaims for patent infringement and unfair trade practices. Discovery is continuing and no trial date has been set. In the opinion of management, based upon the advice of counsel, Surgical Dynamics is not infringing any rights of the defendants and has valid defenses against the defendants' counterclaims. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

       H. In September, 1996, the Company filed a complaint in the Chancery Court in the State of Delaware against Circon Corporation and individual members of its Board of Directors, asking the Court to enjoin and void a preferred share purchase agreement and various compensation arrangements adopted by Circon in response to the Company's cash tender offer for all outstanding common shares of Circon Corporation. Discovery is continuing and no trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against the defendants.

       I. The Company is engaged in other litigation, primarily as a defendant in cases involving product liability claims. The Company is also involved in various other cases. The Company believes it is adequately insured in material respects against the product liability claims and, based upon advice of counsel, that the Company has meritorious defenses and/or valid cross claims in these actions. The Company believes that the ultimate outcome of these actions should not have a materially adverse effect on the Company's consolidated financial statements.

                                  * * * * * * *


       In the opinion of management, based upon the advice of counsel, the ultimate outcome of the above actions, individually or in the aggregate, should not have a materially adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information pertaining to the executive officers of the Company as of January 1, 1997:


                                                                                                  Acting as
       Name                    Age                         Position                               Such Since
       ----                    ---                         --------                               ----------

Leon C. Hirsch                  69                 Chairman of the Board and                          July 1996
                                                    Chief Executive Officer                    (Chairman of the Board,
                                                                                        President and Chief Executive Officer
                                                                                                  1987 - July 1996)
                                                                                                (Officer since 1964)

Howard M. Rosenkrantz           53                       President and                                July 1996
                                                    Chief Operating Officer                (Senior Vice President, Finance
                                                                                             and Chief Financial Officer
                                                                                                  1992 - July 1996)
                                                                                                (Officer since 1981)

Turi Josefsen                   60               Executive Vice President and                           1994
                                              President, International Operations           (Executive Vice President and
                                                                                        President and Chief Executive Officer
                                                                                              of Auto Suture Companies
                                                                                                    1992 - 1994)
                                                                                                (Officer since 1971)

Robert A. Knarr                 48                 Executive Vice President,                            1997
                                              Sales and Marketing, North America          (Previously Senior Vice President
                                                                                                and General Manager,
                                                                                                  U.S. and Canada,
                                                                                                    1994 - 1996)
                                                                                                (Officer since 1983)

Thomas R. Bremer                43                 Senior Vice President and                            1994
                                                        General Counsel                         (Officer since 1989)

Richard A. Douville             41                 Senior Vice President and                            1997
                                                    Chief Financial Officer                (Vice President, Treasurer and
                                                                                               Chief Financial Officer
                                                                                             July 1996 - December 1996,
                                                                                            Vice President and Treasurer
                                                                                                  1993 - July 1996)
                                                                                                (Officer since 1993)

Thomas D. Guy                   53             Senior Vice President, Operations                        1994
                                                                                                (Officer since 1981)

Peter Burtscher                 56                   Group Vice President                               1993
                                                                                                (Officer since 1982)

Richard N. Granger              40                 Vice President, Research                             1993
                                                        and Development                         (Officer since 1992)

Charles E. Johnson              48                 Vice President, Education                            1994
                                                                                                (Officer since 1993)

Louis J. Mazzarese              51                  Vice President, Quality                             1992
                                                    and Regulatory Affairs                      (Officer since 1991)

Eitan Nahum                     47          Vice President, Strategic Planning and                      1995
                                                     Business Development                       (Officer since 1995)

Joseph C. Scherpf               53                    Vice President and                                1984
                                                          Controller                            (Officer since 1983)

Jeffrey B. Sciallo             47                 Vice President, Information Services                            1997
                                                              and Treasurer                                 (Vice President,
                                                                                                          Information Services
                                                                                                              1995 - 1996)
                                                                                                          (Officer since 1995)

Marianne Scipione              50                       Vice President, Corporate                                 1981
                                                             Communications                               (Officer since 1975)

Wilson F. Smith, Jr.           51                  Vice President, Corporate Accounts                             1995
                                                            and Distribution                              (Officer since 1993)

Charles Tribie                 44                     Vice President, Manufacturing                               1995
                                                                                                          (Officer since 1995)

Pamela Komenda                 43                          Corporate Secretary                                    1989
                                                                                                          (Officer since 1988)



Various of the above-named persons are also officers of one or more of the Company's subsidiaries. Leon C. Hirsch and Turi Josefsen are husband and wife. No other family relationship exists between any of the above-named persons. Officers are elected for annual terms to hold office until their successors are elected, or until their earlier resignation or removal by the Board of Directors. All of the executive officers have for at least the past five years held high level management or executive positions with the Company or its subsidiaries, except for Mr. Douville, who joined the Company in 1993, and Mr. Nahum, who joined the Company in 1995. Mr. Douville was previously employed from 1977 to 1992 by the accounting firm of Deloitte & Touche, where he was a partner, and was Vice President and Controller with PepsiCo. Foods International from 1992 until joining the Company. Mr. Nahum was President and Chief Executive Officer of Bogen Communications, Inc. from 1994-1995. From 1989-94 he was with Sharplan Lasers, Inc., a subsidiary of Laser Industries serving as its President from 1991-94.

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

                                                              CASH
                                                            DIVIDENDS                      DAILY SALES PRICES
                                                              PAID                      HIGH                 LOW
                                                              ----                      ----                 ---

                              1996

                           1st Quarter                       $.02                      $33.13              $19.75
                           2nd Quarter                        .02                       38.75               29.38
                           3rd Quarter                        .02                       43.75               26.50
                           4th Quarter                        .02                       46.63               35.75

                              1995

                           1st Quarter                       $.02                      $24.25              $18.75
                           2nd Quarter                        .02                       24.00               19.13
                           3rd Quarter                        .02                       27.75               20.38
                           4th Quarter                        .02                       27.25               21.38


       At December 31, 1996, the number of record holders of the Company's Common Stock was 8,663. See discussion below in Management's Discussion and Analysis of Financial Condition and Results of Operations as to restrictions imposed by a credit agreement on registrant's level of dividend payments.

ITEM 6.       SELECTED FINANCIAL DATA.

                                                                Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data          1996            1995(1)          1994(2)         1993(3)            1992
----------------------------------------------------------------------------------------------------------------------------

Net sales............................    $1,112,700       $1,022,300       $  918,700       $1,037,200        $1,197,200

Income (loss) before income taxes....    $  141,700       $   89,800       $   32,700       $ (137,400)       $  192,900

Net income (loss)....................    $  109,100       $   79,200       $   19,200       $ (138,700)       $  138,900

Net income (loss) per common share
   and common share equivalent
   (primary and fully diluted).......    $     1.48       $     1.05       $      .08       $    (2.48)       $     2.32

Average number of common shares
   and common share equivalents
   outstanding.......................        60,500           57,000           56,600           56,000            59,900

Dividends declared
   per common share..................    $      .08       $      .08       $      .08       $     .245        $      .30

At December 31,

Total assets.........................    $1,514,800       $1,265,500       $1,103,500       $1,170,500        $1,168,100

Long-term debt.......................    $  142,400       $  256,500       $  248,500       $  505,300        $  394,500

Stockholders' equity (4).............    $1,053,800       $  741,100       $  662,000       $  443,900        $  590,000


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

(4) Included in Stockholders' equity in 1996, 1995 and 1994 is $191.5 million of convertible preferred stock which has a liquidation value of $200.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       In 1996 the Company attained sales of $1.11 billion compared with sales of $1.02 billion in 1995 and $919 million in 1994. Sales increased $90 million or 9% in 1996, increased $104 million or 11% in 1995 , and decreased $119 million or 11% in 1994. In 1996 the Company reported net income of $109 million or $1.48 per common share (after preferred stock dividends of $20 million) compared with $79 million or $1.05 per common share (after preferred stock dividends of $20 million) in 1995 and net income of $19 million or $.08 per common share (after preferred stock dividends of $15 million) in 1994. Net income and net income per common share increased $30 million and $.43, respectively, in 1996 compared to 1995, increased $60 million and $.97, respectively, in 1995 compared to 1994, and increased $158 million and $2.56, respectively, in 1994 compared to 1993. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $8 million in 1996 in comparison to 1995, and increase net income by $14 million in 1995 in comparison to 1994. The effects of foreign currency exchange rate changes on net income in 1994 was immaterial.

       The increase in sales in 1996 to $1.11 billion compared to $1.02 billion in 1995 was primarily due to volume increases attributable to new product introductions and a full year of direct distribution of its products to Japanese customers through the acquisition of certain assets from the Company's former Japanese distributor as of April 1, 1995. Sales were negatively impacted by the continuing reduction of inventories at JIT distributors due to hospital purchases from JIT distributors exceeding distributor purchases from the Company by $24.1 million, $13.1 million and $28.2 million for 1996, 1995 and 1994, respectively. Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care systems worldwide continue to affect the Company. The rate of acceptance of newer procedures utilizing the Company's products also continues to be affected by uncertainty surrounding health care reform and by the increased educational requirements for more complex procedures.

The following table analyzes the change in sales in 1996, 1995 and 1994 compared with the prior years.

                                                   1996         1995        1994
                                                  -----        -----       -----
                                                           (IN MILLIONS)

COMPOSITION OF SALES INCREASE (DECREASE):
Sales volume increase (decrease)                  $ 117        $  64       $ (96)
Net price changes(A)(B)                             (12)          12         (21)
Effects of changes in foreign
   currency exchange rates                          (15)          28          (2)
                                                  -----        -----       -----

    Sales increase (decrease)                     $  90        $ 104       $(119)
                                                  =====        =====       =====


     (A) Approximately $13 million and $36 million of the sales increase accounted for in net price changes for 1996 and 1995, respectively, is the result of the 1995 acquisition of the Company's former Japanese distributor and the change from distributor pricing to subsidiary pricing as of April 1, 1995. In addition, the sales for 1996 include twelve months of subsidiary operations in Japan as compared to three months of distributor operations through the former Japanese distributor and eight months of operations as a subsidiary in 1995. The Company receives higher selling prices when selling as a subsidiary to the ultimate customer than was previously recognized by the Company when sales were made at distributor prices to the Company's former distributor.

     (B) Prices were adversely effected by approximately $7 million in 1996 due to changes in reimbursement to French public hospitals by France's Social Security Administration. Despite the reduction in reimbursement, sales in France are expected to increase in 1997 when compared to 1996 sales.

       Sales volume accounted for 130% of the 1996 sales increase, 62% of the 1995 sales increase and 81% of the 1994 sales decrease.

       Gross margin from operations (sales less cost of products sold divided by sales) was 59% in 1996 compared with 56% in 1995 and 50% in 1994. Although the Company implemented the majority of its restructuring plans during the last quarter of 1993 and the first quarter of 1994, the major benefits of the cost reduction measures adopted by the Company did not start being realized in reduced cost of product until 1994, which resulted in improved quarterly gross margins as the applicable product was sold in the second half of 1994. Gross margins continued to improve throughout 1995 and 1996 as a result of the implementation of the 1993/1994 restructuring plans, higher sales volumes and ongoing cost savings initiatives as well as the inclusion, effective April 1, 1995, of higher margin sales resulting from the acquisition of certain assets from the Company's former Japanese distributor. The reserves for obsolescence of production tooling and inventories, which are an ongoing cost of business, amounted to $30 million, $45 million and $61 million, respectively, in the years ended December 31, 1996, 1995 and 1994. The effects of foreign currency exchange rate changes on cost of products sold in 1996, 1995 and 1994 were immaterial.

       The Company's investment in research and development during the past three years (1996 - $58 million; 1995 - $43 million; 1994 - $38 million) has yielded numerous product improvements as well as the development of numerous new products. The $15 million increase in research and development expense in 1996 compared to 1995 is primarily attributable to increased spending towards developing advanced surgical techniques which could be used for additional surgical applications, including surgical specialties. Several of these products are scheduled to be introduced in 1997. The increase in research and development expense in 1995 compared to 1994 resulted primarily from $4.6 million of charges during the third quarter of 1995 related to certain technologies which the Company decided not to pursue. The decrease in research and development expense in 1994 compared to 1993 reflects the impact of a program initiated in the second half of 1993 to increase efficiency and reduce the cost connected with the pilot development of new products which are classified as research and development. The Company is continuing its commitment to develop and acquire unique new products for use in new surgical procedures and specialty areas.

       Selling, general and administrative expenses expressed as a percentage of sales were 40% in 1996, 41% in 1995 and 40% in 1994. The increase in 1996 for selling, general and administrative expenses is primarily due to the effects of the initiation by the Company of the marketing of the Company's products to its Japanese customers as a result of the acquisition of certain assets from the Company's former Japanese distributor. The decrease in selling, general and administrative expenses as a percentage of sales for 1994 resulted from the major cost saving benefits from the Company's restructuring program. Changes in foreign currency exchange rates from those existing in the prior year had the effect of decreasing selling, general, and administrative expenses by $6 million in 1996 and $6 million in 1994, and increasing selling, general, and administrative expenses by $13 million in 1995.

       The Company recorded restructuring charges of approximately $7 million during the second half of 1995 that relate primarily to lease terminations and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries and the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments were incurred in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made during the third and fourth quarters of 1995, with the remainder made during 1996. Such remaining restructuring charges at December 31, 1996 will have no effect on liquidity. The 1995 restructuring charges were basically offset by the reversal of restructuring cost estimates in excess of ultimate costs which were originally recognized in the Company's fourth quarter 1993 consolidated financial statements. There were no material changes to accrued restructuring charges for 1996.

       The decrease in interest expense in 1996 is due to the interest savings from the repayment of certain domestic bank debt and the subsequent investment of the remaining proceeds from the Company's common stock offering during the second quarter of 1996.

       The tax provisions for 1996, 1995 and 1994 related primarily to foreign taxes including taxes in Puerto Rico. The Company's tax provisions in 1996, 1995 and 1994 reflect the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code and the tax benefit of certain net operating loss and tax credit carryforwards which were not previously considered recognizable.

       In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional paid-in capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) in 1996. No compensation has been recorded relative to stock option plans. The Company, as provided for by FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement.

FINANCIAL CONDITION

       The increase in Accounts receivable results primarily from the $20 million increase in sales in the fourth quarter 1996 when compared to the fourth quarter 1995 and sales of the Company's new ABBI system biopsy device which is a capital equipment purchase by hospitals and, accordingly, results in longer payment periods.

       Inventory was increased during 1996 in order to support a higher level of sales in 1996 as compared to 1995. In addition, new products introduced in 1996 and the later part of 1995, including the Company's new ABBI system biopsy device, had the effect of increasing inventory balances.

       The increase in Other current assets in 1996 is primarily attributable to the $22 million increase in net current deferred tax assets.

       The increase in Other assets during 1996 is primarily attributable to the investment in Circon Corporation's common stock and associated acquisition costs (see Note C of Notes to Consolidated Financial Statements), the increase in prepaid rent related to the Company's North Haven facility lease agreement, and the increase in tax assets. During 1996, tax assets increased as the Company reduced by $70.9 million the valuation allowance relating to tax assets. These tax assets consisted of previously reserved net operating loss carryforwards and tax credit carryforwards. Due to continuing increases in the levels of current and projected future domestic taxable income, it is more likely than not that such tax assets will ultimately be realized. Approximately $40.9 million of such increase in tax assets in 1996 relates to the anticipated utilization of tax deductions generated in prior years relating to compensation arising from the exercise of stock options. The benefit associated with such tax deductions is credited to Additional paid-in capital-common stock.

       The Company's substantial current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. In the second quarter of 1996, the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds, which is reflected in the $106.7 million of cash and cash equivalents at December 31, 1996, will be used for general corporate purposes, including partially financing the Company's existing tender offer for Circon Corporation. The Company issued $200 million of convertible preferred stock in March 1994, the proceeds from which were used to reduce bank debt.

       In June 1994, the Company entered into a new $400 million syndicated credit agreement, later reduced by the Company to $350 million in the first quarter of 1995 as a result of the strong cash flows currently being generated by the Company. The Company then terminated this 1994 syndicated credit facility which was scheduled to mature in January 1997 and entered into a new $325 million credit agreement in December 1995. This new credit agreement matures January 2001 and provides for certain covenants similar to the credit agreement it replaced, such as restrictions on asset sales, common stock dividends in excess of 20% of net income and subsidiary debt as well as required maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratios and a stipulated level of debt to total capitalization. The new credit facility provides for borrowings up to $25 million worth of Japanese Yen. The Company has entered into an additional conditional committed bank term loan facility of $175 million during the third quarter of 1996 to exclusively finance its pending tender offer for Circon Corporation (see Note C of Notes to Consolidated Financial Statements). This conditional term loan facility has similar terms and conditions to the Company's present syndicated bank credit facility. Throughout 1996 and 1995, the Company entered into additional uncommitted facilities for 5 billion Japanese Yen (approximately $44 million) with two Japanese banks and $125 million with five other banks which are short term in nature. Such borrowings under the uncommitted facilities have been categorized as long-term debt as such borrowings will be refinanced under the Company's long-term bank credit agreement. The Company is in full compliance with all of its covenants associated with its various bank and leasing agreements.

       The Company increased its capital spending in 1996 by 26% compared to 1995 levels as a result of investing in new and more efficient production and information processing equipment. The Company's building programs were essentially completed by 1995 which enabled the Company to reduce its capital spending by more than 28% in 1995 compared to 1994 levels, and 78% in 1994 compared to 1993 levels. Additions to Property, plant, and equipment on the accrual method totaled $44 million in 1996 ($42 million on a cash basis) compared with $48 million in 1995, and $49 million in 1994, and consist primarily of additions to machinery and equipment ($26 million), molds and dies ($14 million) and land and buildings ($3 million). During 1996 the Company removed from its balance sheet, Property, plant, and equipment which had an original cost of $27 million and is now fully depreciated and out of service.

       The Company routinely enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of December 31, 1996 the Company had approximately $29 million of such contracts outstanding that will mature at various dates through February 1997. Realized and unrealized foreign currency gains and losses are recognized when incurred. The strengthening of the dollar relative to most foreign currencies caused the $5.4 million movement in the Company's Accumulated translation adjustments component of Stockholders' equity at December 31, 1996 compared to the prior year.

         The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. This right cannot be exercised by the Owner Participant until January 1998 and continues for a period of four years thereafter. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company is obligated to make contingent rental payments based upon the consumer price index. There are presently several alternatives available to the Owner Participant and the Company relative to the additional contingent rental payments. The earliest potential payment of approximately $19 million could be due as early as January 1998 if the Owner Participant exercises the right to sell the facility to the Company. If this right is not exercised, and the Owner Participant does not elect the one-time payment of contingent rent of approximately $19 million, the determination of the additional contingent rental payments will be based upon movements in the consumer price index during the period September 1996 to September 1999 with an annual cap on the consumer price index movement of 2.5% per year. If the second option is chosen, additional contingent rental payments cannot exceed approximately $39 million as stipulated in the agreement. Under the second option, the Company can elect to pay free of interest from 2004 to 2023 the additional contingent rental payments in excess of $19 million. The present value of the contingent rental payments under the second option of approximately $23 million would be a charge to rent expense during the contingent rent period, September 1996 to September 1999, in comparison to the $19 million charge under the other option. Through December 31, 1996, the Company has accrued $4.5 million related to contingent rental payments. If, as described above, the Company takes title to the beneficial interest in the facilities in January 1998, it is estimated that the Company's December 31, 1997 balance sheet would be affected through an increase in Property, plant and equipment of $339 million, a decrease in Other assets of $109 million and an increase in Long-term debt of $230 million.

         The Company plans to issue a call for redemption on April 1, 1997 of the outstanding convertible preferred stock. Although an additional dividend is payable as a premium for a call of such stock, the terms of the redemption are such that, given the range in which the Company's common stock has traded recently, holders of such convertible preferred stock would likely find it more advantageous to convert the preferred shares into common shares prior to redemption, in which case no additional dividend premium would be paid by the Company. The conversion or redemption of such convertible preferred stock will eliminate the preferred dividend payment on such convertible preferred stock following the date of redemption or conversion, which will have a positive effect on the Company's cash position, and increase common stock outstanding by approximately 8.5 million shares.

                                   * * * * * *

       The Company may, from time to time, provide estimates as to future performance, including comments on financial estimates made by the analyst community. These forward looking statements are estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by other firms, pressure on prices from competition or purchasers of the Company's products, regulatory obstacles to development of new products which are important to the Company's growth, lack of acceptance of new products by the health care market, slow rates of conversion by surgeons to procedures which utilize the Company's markets, and interest rate and foreign exchange fluctuations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

       The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share data).

                                             FIRST           SECOND           THIRD             FOURTH
                                            QUARTER          QUARTER        QUARTER(1)         QUARTER(2)(3)(4)    YEAR
                                            -------          -------        ----------         ----------------    ----

                  1996

Net sales...............................    $266,000        $283,600          $280,000         $283,100          $1,112,700
Cost of products sold...................     112,200         116,800           116,100          115,500             460,600
Income before income taxes..............      27,100          35,300            38,000           41,300             141,700
Net income .............................      20,900          27,200            29,200           31,800             109,100
Net income per common
  share (primary and fully diluted).....        $.28            $.38              $.39             $.43               $1.48

                  1995

Net sales...............................    $240,600        $263,600          $254,800         $263,300          $1,022,300
Cost of products sold...................     112,900         117,800           106,500          114,500             451,700
Income before income taxes..............      18,700          24,800            20,600           25,700              89,800
Net income .............................      14,400          19,100            25,900           19,800              79,200
Net income per common
  share (primary and fully diluted).....        $.17            $.25              $.37             $.26               $1.05


(1) In the third quarter of 1995, the Company reached an agreement with respect to the settlement of all issues raised by the Internal Revenue Service in the examination of the Company's income tax returns for the years 1984 through 1990. As a result of the agreement, the Company recognized a net credit to the tax provision of $10 million ($ .18 per common share) in the third quarter of 1995.

(2) The fourth quarter of 1996 contains three months of subsidiary operations of the Company's Japanese subsidiary as compared to the fourth quarter of 1995 which contained two months of subsidiary operations. In November 1995 the Company's Japanese subsidiary adopted a November 30 year end to be consistent with the fiscal year end of other subsidiaries and, accordingly, recorded only two months of Japanese subsidiary operations in the fourth quarter of 1995.

(3) Sales were adversely effected in the fourth quarter 1996 by changes in reimbursement to French public hospitals by France's Social Security Administration. Despite the reduction in reimbursement, sales in France are expected to increase in 1997 when compared to 1996 sales.

(4) Cost of products sold in the fourth quarter of 1995 includes $13 million of inventory and fixed asset reserves resulting from the continued introduction of new products and the consequent obsolescence of production tooling and inventories.

B.     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

       See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.     DIRECTORS

       The section entitled "Election of Directors" in the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the registrant (the 1997 Proxy Statement) is hereby incorporated by reference.

B.     OFFICERS

       See Part I.

C.     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

       The section entitled "Executive Compensation and Transactions - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The section entitled "Executive Compensation and Transactions" in the 1997 Proxy Statement is hereby incorporated by reference, except for those portions entitled "Performance Graph" and "Report of Compensation Committee".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The sections entitled "Outstanding Shares, Voting Rights and Principal Stockholders" and "Share Ownership of Management" in the 1997 Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The section entitled "Executive Compensation and Transactions - Certain Transactions" in the 1997 Proxy Statement is hereby incorporated by reference.

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

           (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                 (a)  Certificate of Incorporation filed March 14, 1990 -
                      Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                 (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8- B declared effective August 3, 1990.*

                 (c) Certificate of Amendment filed May 15, 1991 - Exhibit 3(c) to registrant's Form 10-K for 1991.*

                 (d) By-laws, as amended January 30, 1996. Exhibit 3(d) to registrant's Form 10-K for 1995.

                 (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                 (a) Credit Agreement dated as of December 20, 1995 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent, NationsBank, N.A., as Administrative Agent, and The Bank of New York, as Yen Administrative Agent. Exhibit 4(a) to registrant's Form 10-K for 1995.

                 (b) Amendment No. 1 to Credit Agreement dated as of December 20, 1995 (10(a) above), dated September 16, 1996. Exhibit
                      (10)(b) to registrant's Form 10-Q for the period ended September 30, 1996.

                 (c) $175 million credit agreement dated September 16, 1996 among registrant and signatory banks, related to acquisition financing. Exhibit (10)(a) to registrant's Form 10-Q for the period ended September 30, 1996.

           (10)  MATERIAL CONTRACTS.

                 (a) 1981 Employee Stock Option Plan. Exhibit 10 (a) (1) to registrant's Form 10-K for 1987. * +

                 (b)  1990 Employee Stock Option Plan, as amended. Exhibit 10
                      (b) to registrant's Form 10-K for 1996 *+

                 (c) 1993 Employee Stock Option Plan, as amended through February 4, 1997. Filed herewith. +

                 (d) 1996 Employee Stock Option Plan. Exhibit 10 (a) to registrant's Form 10-Q for the period ended June 30, 1996.
                      *+

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

                 (f) Outside Directors Stock Plan - Exhibit 10(a)(4) to registrant's Form 10-K for 1988.* +

                 (g) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.*
                      +

                 (h) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.* +

                 (i) Executive Incentive Compensation Plan. Exhibit 10 (b) to registrant's Form 10-Q for the period ended June 30, 1996.*+

                 (j) Lease Agreement dated as of January 14, 1993 between State Street Bank and Trust Company of Connecticut, National Association, as Lessor and the registrant, as Lessee -
                      Exhibit 10(o) to registrant's Form 10-K for 1992.*

                 (k) Participation Agreement dated as of January 14, 1993 among registrant, Lessee, Baker Properties Limited Partnership, Owner Participant, The Note Purchasers listed in Schedule 1 thereto, State Street Bank and Trust Company of Connecticut, National Association, Owner Trustee, and Shawmut Bank Connecticut, N.A., Indenture Trustee -
                      Exhibit 10(p) to registrant's Form 10-K for 1992.*

                 (l) Lease and financing agreements dated January 4, 1994 between registrant's French subsidiary, A.S.E. Partners, and (i) the Corporation for the Financing of Commercial Buildings ("FINABAIL") and (ii) the Association for the Financing of Commercial Buildings ("U.I.S.") - Exhibit 10(r) to registrant's Form 10-K for 1993.*

                 (m) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

                 (11) Computation of Net Income Per Common Share. Filed
                      herewith.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February, 1997.

                                         UNITED STATES SURGICAL CORPORATION
                                                    (REGISTRANT)

                                         By:  /s/ RICHARD A. DOUVILLE
                                            -----------------------------------
                                                 (RICHARD A. DOUVILLE
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER)


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

           SIGNATURE                                        TITLE                                    DATE
           ---------                                        -----                                    ----



/s/ Leon C. Hirsch
------------------------------              Chairman of the Board,                             February 4, 1997
   (Leon C. Hirsch)                         and Chief Executive Officer
                                            (Principal Executive Officer)
                                            and Director

/s/ Julie K. Blake                          Director                                           February 4, 1997
------------------------------
  (Julie K. Blake)

/s/ John A. Bogardus, Jr.                   Director                                           February 4, 1997
------------------------------
  (John A. Bogardus, Jr.)

/s/ Thomas R. Bremer                        Director                                           February 4, 1997
------------------------------
  (Thomas R. Bremer)

/s/ Turi Josefsen                           Director                                           February 4, 1997
------------------------------
  (Turi Josefsen)

/s/ Douglas L. King                         Director                                           February 4, 1997
------------------------------
  (Douglas L. King)

/s/ William F. May                          Director                                           February 4, 1997
------------------------------
  (William F. May)

/s/ Barry D. Romeril                        Director                                           February 4, 1997
------------------------------
  (Barry D. Romeril)

/s/ Howard M. Rosenkrantz                   President and                                      February 4, 1997
------------------------------              Chief Operating Officer
  (Howard M. Rosenkrantz)                   and Director


/s/ Marianne Scipione                       Director                                           February 4, 1997
------------------------------
  (Marianne Scipione)

/s/ John R. Silber                          Director                                           February 4, 1997
------------------------------
  (John R. Silber)

/s/ Joseph C. Scherpf                       Vice President and Controller                      February 4, 1997
------------------------------             (Principal Accounting Officer)
  (Joseph C. Scherpf)


                       UNITED STATES SURGICAL CORPORATION

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                            Page
                                                                            ----

Independent Auditors' Report and Consent ..................................  F-2

Management Report on Responsibility for Financial Reporting ...............  F-3

Consolidated Balance Sheets - December 31, 1996 and 1995 ..................  F-4

Consolidated Statements of Operations - Years Ended December 31, 1996,
  1995 and 1994 ...........................................................  F-5

Consolidated Statements of Changes in Stockholders' Equity - Years
  Ended December 31, 1996, 1995 and 1994 ..................................  F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
  1995 and 1994 ...........................................................  F-7

Notes to Consolidated Financial Statements ................................  F-8

Schedule II - Valuation and Qualifying Accounts ...........................  S-1





     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

      We have audited the accompanying consolidated financial statements and financial statement schedule of United States Surgical Corporation and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of United States Surgical Corporation for the year ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United States Surgical Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP



Stamford, Connecticut
January 21, 1997






                          INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

      We consent to the incorporation by reference in United States Surgical Corporation's Registration Statements Nos. 33-53297 and 33-59729 on Form S-3 and Registration Statements Nos. 2-64804, 2-78663, 33-3419, 33-13997, 33-37328,
33-38710, 33-40171, 33-53827, 33-53825, 33-59278 and 33-61912 on Form S-8 of our
report dated January 21, 1997 and appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1996.


Deloitte & Touche LLP



Stamford, Connecticut
January 21, 1997

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



                                      Leon C. Hirsch
                                      Chief Executive Officer





                                      Richard A. Douville
                                      Senior Vice President
                                      and Chief Financial Officer

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                      ------------------------------
In thousands, except share data                                            1996              1995
                                                                      -----------        -----------
ASSETS
Current assets:
  Cash and cash equivalents ...................................       $   106,700        $    10,500
  Receivables, less allowance of $11,700 (1996); $8,200 (1995)            287,600            247,300
  Inventories:
   Finished goods .............................................           128,300             92,700
   Work in process ............................................            32,300             28,800
   Raw materials ..............................................            30,000             39,700
                                                                      -----------        -----------
                                                                          190,600            161,200
  Other current assets ........................................           106,700             72,900
                                                                      -----------        -----------
      Total Current Assets ....................................           691,600            491,900
                                                                      -----------        -----------

Property, plant, and equipment (net) ..........................           447,700            504,900

Other assets (net) ............................................           375,500            268,700
                                                                      -----------        -----------

      Total Assets ............................................       $ 1,514,800        $ 1,265,500
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................       $    29,400        $    28,600
  Accrued liabilities .........................................           177,300            148,900
  Income taxes payable ........................................            83,800             78,600
  Current portion of long-term debt ...........................             4,700              4,200
                                                                      -----------        -----------
      Total Current Liabilities ...............................           295,200            260,300

Long-term debt ................................................           142,400            256,500

Deferred income taxes .........................................            23,400              7,600

Stockholders' equity:
  Preferred stock $5.00 par value, authorized 2,000,000 shares;
   9.76% Series A cumulative convertible, 177,400 shares
   issued and outstanding (liquidation value - $200 million) ..               900                900
  Additional paid-in capital - preferred stock ................           190,600            190,600
  Common stock $.10 par value, authorized 250,000,000 shares;
   issued, 71,367,780 at December 31, 1996 and 65,293,157 at
   December 31, 1995 ..........................................             7,100              6,500
  Additional paid-in capital - common stock ...................           623,900            394,200
  Retained earnings ...........................................           318,000            233,200
  Treasury stock at cost; 8,080,983 shares at
   December 31, 1996 and 8,127,219 shares at
   December 31, 1995 ..........................................           (86,400)           (86,600)
  Accumulated translation adjustments .........................            (3,100)             2,300
  Unrealized gain on marketable securities ....................             2,800
                                                                      -----------        -----------
      Total Stockholders' Equity ..............................         1,053,800            741,100
                                                                      -----------        -----------

Commitments and contingencies

      Total Liabilities and Stockholders' Equity ..............       $ 1,514,800        $ 1,265,500
                                                                      ===========        ===========





                 See Notes to Consolidated Financial Statements.

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Years Ended December 31,
                                              ------------------------------------------
In thousands, except per share data              1996              1995           1994
                                              ----------       ----------       --------
Net sales .............................       $1,112,700       $1,022,300       $918,700
                                              ----------       ----------       --------

Costs and expenses:
  Cost of products sold ...............          460,600          451,700        463,600
  Research and development ............           58,000           43,100         37,500
  Selling, general and administrative .          443,400          417,000        366,700
  Interest (net) ......................            9,000           20,700         18,200
                                              ----------       ----------       --------
   Total costs and expenses ...........          971,000          932,500        886,000

Income before income taxes ............          141,700           89,800         32,700

Income taxes ..........................           32,600           10,600         13,500
                                              ----------       ----------       --------

Net income ............................          109,100           79,200         19,200

Preferred stock dividends .............           19,500           19,500         14,900
                                              ----------       ----------       --------

Net income applicable to
  common stock ........................       $   89,600       $   59,700       $  4,300
                                              ==========       ==========       ========

Average number of common shares
  outstanding .........................           60,500           57,000         56,600
                                              ==========       ==========       ========

Net income per common share
  (primary and fully diluted) .........       $     1.48       $     1.05       $    .08
                                              ==========       ==========       ========

Dividends paid per common share .......       $      .08       $      .08       $    .08
                                              ==========       ==========       ========






                        See Notes to Consolidated Financial Statements.

  United States Surgical Corporation and Subsidiaries
  Consolidated Statements of Changes in Stockholders' Equity

                                                                Additional                 Additional
                                                                 Paid-in                     Paid-in
                                                   Preferred     Capital -      Common       Capital -       Retained
  Years ended December 31, 1996, 1995 and 1994       Stock      Preferred        Stock       Common          Earnings
 -------------------------------------------------------------------------------------------------------------------------
  In thousands, except share data

BALANCE AT JANUARY 1, 1994 ....................                                 $6,400       $371,700        $178,300
 Issuance of preferred stock (177,400 shares) .       $900       $190,600
 Common stock issued to employees-net
   (577,991 shares) ...........................                                    100          7,900
 Income tax benefit from stock
   options exercised ..........................                                                 1,100
 Payment received from officer on installment
   receivables ................................
 Aggregate adjustment resulting from the
   translation of foreign financial statements
 Preferred stock dividends ....................                                                               (14,900)
 Common stock dividends paid
   ($.08 per share) ...........................                                                                (4,500)
 Net income ...................................                                                                19,200
                                                      ----       --------       ------       --------        --------
BALANCE AT DECEMBER 31, 1994 ..................        900        190,600        6,500        380,700         178,100
 Common stock issued to employees-net
   (329,799 shares) ...........................                                                 5,300
 Income tax benefit from stock
   options exercised ..........................                                                 8,200
 Aggregate adjustment resulting from the
   translation of foreign financial statements
 Preferred stock dividends ....................                                                               (19,500)
 Common stock dividends paid
   ($.08 per share) ...........................                                                                (4,600)
 Net income ...................................                                                                79,200
                                                      ----       --------       ------       --------        --------
BALANCE AT DECEMBER 31, 1995 ..................        900        190,600        6,500        394,200         233,200
 Issuance of common stock,
   net (4,300,000 shares) .....................                                    400        141,400
 Common stock issued to employees-net
   (1,780,534 shares) .........................                                    200         39,100
 Income tax benefit from stock
   options exercised ..........................                                                49,200
 Aggregate adjustment resulting from the
   translation of foreign financial statements
 Preferred stock dividends ....................                                                               (19,500)
 Common stock dividends paid
   ($.08 per share) ...........................                                                                (4,800)
 Unrealized gain on marketable securities (net)
 Net income ...................................                                                               109,100
                                                      ----       --------       ------       --------        --------
BALANCE AT DECEMBER 31, 1996 ..................       $900       $190,600       $7,100       $623,900        $318,000
                                                      ====       ========       ======       ========        ========

                                                                                       Installment     Unrealized
                                                                       Accumulated     Receivables      Gain On
                                                        Treasury       Translation     from Sale of    Marketable
  Years ended December 31, 1996, 1995 and 1994           Stock         Adjustments     Common Stock    Securities         Total
 -----------------------------------------------     ----------------------------------------------------------------------------
  In thousands, except share data

BALANCE AT JANUARY 1, 1994 ....................         $(86,700)       $(20,400)         $(5,400)                     $  443,900
 Issuance of preferred stock (177,400 shares) .                                                                           191,500
 Common stock issued to employees-net
   (577,991 shares) ...........................                                                                             8,000
 Income tax benefit from stock
   options exercised ..........................                                                                             1,100
 Payment received from officer on installment
   receivables ................................                                             5,400                           5,400
 Aggregate adjustment resulting from the
   translation of foreign financial statements                            12,300                                           12,300
 Preferred stock dividends ....................                                                                           (14,900)
 Common stock dividends paid
   ($.08 per share) ..........................                                                                            (4,500)
 Net income ...................................                                                                            19,200
                                                        --------        --------          -------                      ----------
BALANCE AT DECEMBER 31, 1994 ..................          (86,700)         (8,100)               0                         662,000
 Common stock issued to employees-net
   (329,799 shares) ...........................              100                                                            5,400
 Income tax benefit from stock
   options exercised ..........................                                                                             8,200
 Aggregate adjustment resulting from the
   translation of foreign financial statements                            10,400                                           10,400
 Preferred stock dividends ....................                                                                           (19,500)
 Common stock dividends paid
   ($.08 per share) ..........................                                                                            (4,600)
 Net income ...................................                                                                            79,200
                                                        --------        --------          -------                      ----------
BALANCE AT DECEMBER 31, 1995 ..................          (86,600)          2,300                0                         741,100
 Issuance of common stock,
   net (4,300,000 shares) .....................                                                                           141,800
 Common stock issued to employees-net
   (1,780,534 shares) .........................              200                                                           39,500
 Income tax benefit from stock
   options exercised ..........................                                                                            49,200
 Aggregate adjustment resulting from the
   translation of foreign financial statements                            (5,400)                                          (5,400)
 Preferred stock dividends ....................                                                                           (19,500)
 Common stock dividends paid
   ($.08 per share) ..........................                                                                             (4,800)
 Unrealized gain on marketable securities (net)                                                          $2,800             2,800
 Net income ...................................                                                                           109,100
                                                        --------        --------          -------        ------        ----------
BALANCE AT DECEMBER 31, 1996 ..................         $(86,400)       $ (3,100)         $     0        $2,800        $1,053,800
                                                        ========        ========          =======        ======        ==========


                 See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                               Years Ended December 31,
                                                                                 -------------------------------------------------
In thousands                                                                        1996               1995                1994
                                                                                 -----------        -----------        -----------
Cash flows from operating activities:
  Cash received from customers ...........................................       $ 1,071,600        $ 1,000,000        $   913,100
  Cash paid to vendors, suppliers, and employees .........................          (892,400)          (784,100)          (749,300)
  Interest paid (net) ....................................................            (9,500)           (17,500)           (24,800)
  Income taxes paid ......................................................           (15,500)           (10,300)           (14,900)
                                                                                 -----------        -----------        -----------
   Net cash provided by operating activities .............................           154,200            188,100            124,100
                                                                                 -----------        -----------        -----------

Cash flows from investing activities:
  Additions to property, plant, and equipment ............................           (42,300)           (33,600)           (47,000)
  Acquisitions ...........................................................           (15,000)           (84,000)
  Other assets ...........................................................           (51,600)           (18,100)            13,900
                                                                                 -----------        -----------        -----------
   Net cash used in investing activities .................................          (108,900)          (135,700)           (33,100)
                                                                                 -----------        -----------        -----------

Cash flows from financing activities:
  Long-term debt borrowings under credit agreements ......................         1,080,300          2,407,300          3,483,900
  Long-term debt repayments under credit agreements ......................        (1,184,900)        (2,445,800)        (3,753,800)
  Long-term debt issuance fees ...........................................                --             (1,700)            (3,300)

  Issuance of common stock, net ..........................................           141,800                 --                 --
  Issuance of preferred stock, net .......................................                --                 --            191,500
  Common stock issued from stock plans ...................................            39,300              5,300             13,400
  Dividends paid .........................................................           (24,300)           (24,100)           (14,500)
                                                                                 -----------        -----------        -----------
   Net cash provided by (used in) financing activities ...................            52,200            (59,000)           (82,800)
                                                                                 -----------        -----------        -----------

Effect of exchange rate changes ..........................................            (1,300)             5,800              2,200
                                                                                 -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents .....................            96,200               (800)            10,400
Cash and cash equivalents, beginning of year .............................            10,500             11,300                900
                                                                                 -----------        -----------        -----------

Cash and cash equivalents, end of year ...................................       $   106,700        $    10,500        $    11,300
                                                                                 ===========        ===========        ===========

Reconciliation of net income to net cash provided by operating activities:

Net income ...............................................................       $   109,100        $    79,200        $    19,200
                                                                                 -----------        -----------        -----------
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation ..........................................................            65,400             71,000             69,800
   Amortization ..........................................................            21,300             20,700             19,600
   Adjustment of property, plant, and equipment reserves .................            20,600             18,600             22,300
   Receivables -- (increase) .............................................           (44,300)           (23,900)            (3,300)
   Inventories -- (increase) decrease ....................................           (40,100)            (2,600)             7,400
   Adjustment of inventory reserves ......................................             9,700             26,600             39,200
   Other current assets -- (increase) ....................................           (19,200)           (26,200)           (13,000)
   Accounts payable and accrued liabilities -- increase (decrease) .......            14,000             13,500            (42,500)
   Income taxes payable and deferred -- (decrease)  increase .............           (31,600)             3,100             (2,900)
   Income tax benefit from stock options exercised .......................            49,200              8,200              1,100
   Other assets -- net ...................................................               100               (100)             7,200
                                                                                 -----------        -----------        -----------
      Total adjustments ..................................................            45,100            108,900            104,900
                                                                                 -----------        -----------        -----------

Net cash provided by operating activities ................................       $   154,200        $   188,100        $   124,100
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

         CONSOLIDATION. The consolidated financial statements include the accounts and transactions of United States Surgical Corporation and Subsidiaries, excluding intercompany accounts and transactions. Certain subsidiaries (including branches), operating outside the United States, are included in the consolidated financial statements on a fiscal-year basis ending November 30.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes cash on hand, interest bearing demand deposits, and interest bearing short-term investments with original maturities of one month or less.

         INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

         PROPERTY, PLANT, AND EQUIPMENT. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:


                                                             Years
             ------------------------------------------------------

             Buildings ..................................     40
             Molds and dies .............................   2 to  4
             Machinery and equipment ....................   3 to 10
             Leasehold improvements .....................   3 to 30

         The Company capitalizes interest incurred on funds used to construct Property, plant, and equipment. Interest capitalized during 1996, 1995 and 1994 was immaterial.

         OTHER ASSETS. The Company capitalizes and includes in Other assets the costs of acquiring patents on its products, licenses to use purchased patents for current and future products, the costs of computer software developed and used in its information processing systems and goodwill arising from the excess of cost over the fair value of net assets of purchased businesses. The Company evaluates the carrying value of its long lived assets and identifiable intangibles, including goodwill, for possible impairments which, if applicable, are recognized when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Costs of Other assets are amortized on the straight-line basis over the following estimated useful lives:



                                                          Years
             ----------------------------------------------------

             Patents and licenses........................ 5 to 10
             Computer software costs..................... 2 to 3
             Goodwill.................................... 10 to 40


In addition, Other assets contains investments held in certain marketable securities which are recorded at fair value.

      REVENUE RECOGNITION. Revenues from sales, net of estimated returns, are recognized when products are sold directly by the Company to ultimate consumers, primarily hospitals, or to authorized distributors.

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

      NET INCOME PER COMMON SHARE. Net income per common share is based on the weighted average number of common shares and, where material, common share equivalents (stock options, contingent stock, contingent stock right issuances, and convertible preferred stock) outstanding. Common share equivalents are not included in the computation of net income per share in 1996, 1995 and 1994 since the effect of their inclusion would be antidilutive.

      ADOPTION OF FAS 123. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      Certain comparative amounts in the Consolidated Balance Sheet and related Notes to Consolidated Financial Statements as of December 31, 1995 have been adjusted to conform to the 1996 presentation.

NOTE B - COMMON STOCK OFFERING

In the second quarter of 1996 the Company sold an additional 4.3 million shares of its Common stock in a public offering for approximately $141.8 million net of issuance costs. A portion of the proceeds was used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $106.7 million of cash and cash equivalents at December 31, 1996 will be used for general corporate purposes, including partially financing the Company's current tender offer (see Note C). The impact of this issuance of common stock had an immaterial effect on net income per common share in 1996.

NOTE C - TENDER OFFER

On August 2, 1996 the Company commenced an offer to purchase all of the outstanding shares of common stock of Circon Corporation at a price of $18 per share, net to the seller in cash. As a result of Circon's inability to deliver improved financial performance, the tender offer was reduced to $17 per share effective December 16, 1996. Circon Corporation has placed several impediments between its shareholders and the present tender offer. The Company is presently seeking legal remedy to remove these impediments to complete this transaction. Currently, the tender offer has been extended through February 13, 1997. As of December 13, 1996 (the termination date of the previous tender period), 7,726,896 common shares had been tendered. These shares, plus the 1,000,100 shares previously purchased by the Company, represented approximately 66% of Circon Corporation's outstanding common stock as reported by Circon in its public reports for the period ended September 30, 1996. The Circon Corporation common stock, along with other securities, are included in Other assets. These available-for-sale securities have a fair value of approximately $21 million and a cost of approximately $17 million at December 31, 1996.

NOTE D - RESTRUCTURING CHARGES

The Company recorded restructuring charges of approximately $7 million in 1995. These restructuring charges related primarily to lease termination and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries as part of the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments and other charges were incurred in 1995 in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to severance-related restructuring charges were made in the third and fourth quarters of 1995 with the remainder of the cash outlays occurring during 1996. The 1995 restructuring charges were substantially offset by the reversal of restructuring cost estimates in excess of ultimate costs which were originally recognized in the Company's 1993 consolidated statements of operations.

      Accrued liabilities at December 31, 1996 and 1995 included approximately $4 million and $9 million, respectively, which related primarily to severance costs and accrued lease obligations associated with the Company's 1995 and 1993 restructuring charges. Such remaining restructuring charges at December 31, 1996 will have no effect on liquidity. The Company has either terminated or bought out the leases of the leased properties and paid substantially all employee severence costs which were part of the 1993 restructuring charges. The majority of the 1995 accrued termination charges and other restructuring charges were liquidated during 1996.

NOTE E - ACQUISITIONS

The Company acquired Surgical Dynamics, Inc., (a subsidiary of E-Z-EM, Inc.) a developer, manufacturer, and distributor of surgical devices for use in spinal procedures, in November 1995 for $60 million in a cash transaction. The acquisition was accounted for by the purchase method of accounting. Goodwill of approximately $58 million resulting from the acquisition will be amortized on a straight-line basis to operations over 20 years. The Company has made an allocation of the purchase price based on the estimated fair values of assets and liabilities acquired. Results of operations subsequent to acquisition are included in the Company's consolidated financial statements.

      The Company completed on September 29, 1995 its 6.1 billion Yen (approximately $62 million or a present value of $54 million) purchase acquisition of certain assets from the Company's former distributor in Japan. The Company has made an allocation of the purchase price based on the estimated fair values of net assets acquired. The Company and the former distributor had agreed that all of the conditions to closing the purchase had either been met or could be met as of April 1, 1995 and, accordingly, had entered into an agency agreement effective April 1, 1995 under which the Company assumed the risks and rewards of selling the Company's products to third parties in Japan and recognized, since April 1, 1995, the former distributor's revenue and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan. Approximately 2.5 billion Yen ($22 million) was recorded as goodwill.

      In the third quarter of 1995, the Company acquired through purchase transactions certain assets of an internal stapling business and a 9.5% equity interest in a biopharmaceutical company (Alexion Pharmaceutical Company). In addition, the Company acquired the exclusive worldwide rights to market transgenic pig organs from Alexion. In the third quarter of 1996, the Company acquired 80% of a foreign corporation (Medolas Gesellschaft fur Medizintechnik
GmbH) through a purchase transaction along with an option to purchase the remaining 20% in the future. This foreign corporation will exclusively supply the Company with products in the medical field. These acquisitions did not currently have a material impact on the Company's consolidated results of operations or financial position.

      The unaudited 1995 consolidated results of operations on a pro-forma basis as though the 1995 purchase business combinations of Surgical Dynamics, Inc., and certain assets from the Company's former Japanese distributor, and excluding the purchase of Alexion, had collectively been completed by the Company as of the beginning of 1995 is as follows (dollars in thousands, except per share amount):


                                                            Twelve Months Ended
                                                             December 31, 1995
                                                             -----------------
Net sales ............................................           $1,058,100
Net income ...........................................           $   74,100
Net income per common share ..........................           $      .96

      The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

      At December 31, 1996 and 1995, Property, plant, and equipment (at cost) was comprised of the following items:


 In thousands                                             1996             1995
                                                        ---------        ---------
 Land ...........................................       $  26,700        $  27,500
 Buildings ......................................         164,100          170,500
 Molds and dies .................................          88,600           92,200
 Machinery and equipment ........................         289,300          309,200
 Leasehold improvements .........................         154,600          153,700
                                                        ---------        ---------
                                                          723,300          753,100
 Less allowance for depreciation and amortization        (275,600)        (248,200)
                                                        ---------        ---------
                                                        $ 447,700        $ 504,900
                                                        =========        =========

      Property, plant, and equipment includes land and buildings in Elancourt, France with a net book value at December 31, 1996 and 1995 of $79 million and $82 million, respectively. During 1996 the Company took out of service and removed from its balance sheet Property, plant, and equipment which had an original cost of $27 million and was fully depreciated.

NOTE G - OTHER ASSETS

      At December 31, 1996 and 1995 Other assets (net of accumulated amortization of $57 million and $73 million in 1996 and 1995, respectively) was comprised of the following items:


 In thousands                                         1996                1995
                                                    --------            --------
 Goodwill ..............................            $ 83,700            $ 69,400
 Patents and licenses ..................              76,300              86,500
 Prepaid rent ..........................              71,100              28,500
 Deferred tax assets ...................              59,900              31,600
 Investments at fair value .............              21,000               4,400
 Certificates of deposit ...............              19,000              15,000
 Computer software costs ...............              12,500               7,800
 Other .................................              32,000              25,500
                                                    --------            --------
                                                    $375,500            $268,700
                                                    ========            ========

      During 1996 the Company removed from its Balance Sheet fully amortized Other assets with a cost of $11 million.

      Investments at fair value consist of available-for-sale securities which have an original cost of $17 million and $4 million at December 31, 1996 and 1995, respectively.

NOTE H - INCOME TAXES

      A summary of the source of income (loss) before income taxes follows:


In thousands                          1996              1995              1994
                                    --------          -------          --------
Domestic (a) .............          $131,500          $71,600          $ 35,600
Foreign ..................            10,200           18,200            (2,900)
                                    --------          -------          --------
                                    $141,700          $89,800          $ 32,700
                                    ========          =======          ========

(a) Includes Puerto Rico and U.S. branches in foreign locations.

A summary of the provision for income taxes follows:


In thousands                           1996            1995              1994
                                     -------         --------          --------
Current:
   Federal (b) .............         $ 7,900                           $  1,700
   Foreign .................           9,100         $  9,700             1,000
   State and local (a) .....           7,100            3,900             6,500

Deferred:
   Federal .................             500           (5,700)             (900)
   Foreign .................             900            2,300               500
   State and local (a) .....           7,100              400             4,700
                                     -------         --------          --------
                                     $32,600         $ 10,600          $ 13,500
                                     =======         ========          ========

 (a) Includes local tax provision of Puerto Rico subsidiary.

 (b) Includes federal tax provision of Puerto Rico subsidiary.

      A reconciliation between income taxes based on the application of the statutory federal income tax rate (35%) to income before income taxes and the provision for income taxes as set forth in the Consolidated Statements of Operations follows:

In thousands                                  1996          1995          1994
                                            --------      --------      --------
 Provision for taxes
    at statutory rates                      $ 49,600      $ 31,400      $ 11,400
 Benefit of operating loss carryforward
    (recognized)/not recognized for
    U.S. federal or foreign taxes            (17,300)      (16,100)        6,500
 Benefit of operating loss and credit
    carryforward incident to settlement
    of IRS tax audit                                       (10,000)
 Tax savings from operations
    in Puerto Rico                            (7,000)       (6,600)       (7,500)
 State and local income taxes,
    net of federal income tax
    benefit                                    4,000         2,800           900
 Foreign income taxed at rates
    different than U.S.
    statutory rate                             2,700         8,200         1,600

 Other                                           600           900           600
                                            --------      --------      --------
                                            $ 32,600      $ 10,600      $ 13,500
                                            ========      ========      ========

      The Company has provided for taxes on the income of its subsidiary's operations in Puerto Rico at an effective rate that is lower than the U.S. federal income tax statutory rate. This rate reflects the fact that approximately 90% of income is exempt from local taxes in Puerto Rico as well as the availability of a tax credit under Section 936 of the Internal Revenue Code. Withholding taxes at a negotiated rate of 9% (8% in 1995) have been provided on the expected repatriation of the income of this subsidiary.

      At December 31, 1996 and 1995 deferred tax liabilities and assets under FAS 109 were comprised of the following:

        In thousands                              1996           1995
        ----------------------------------------------------------------

        Patent amortization                    $ (16,800)     $ (14,900)
        Depreciation                             (50,100)       (34,100)
        Other amortization                        (1,900)        (9,700)
        Operating lease                          (18,800)        (9,500)
        Accrued interest                          (2,500)        (5,500)
        Withholding taxes                        (12,000)        (5,900)
        Other                                     (6,700)        (1,200)
                                               ---------      ---------
            Gross deferred tax liabilities      (108,800)       (80,800)
                                               ---------      ---------
        Restructuring reserves                    21,700         34,800
        Inventory reserves                        40,400         33,400
        Fixed asset reserves                      40,600         25,400
        Accrued expenses                           8,500          9,500
        Other                                     13,600          9,400
        Tax loss and credit carryforwards        122,300        143,100

            Gross deferred tax assets            247,100        255,600
        Less:  Valuation allowance               (58,100)      (129,000)
                                               ---------      ---------
                                                 189,000        126,600
                                               ---------      ---------
        Net deferred tax assets                $  80,200      $  45,800
                                               =========      =========

      Deferred taxes resulted from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of the deferred taxes include: the use of accelerated methods of computing depreciation for income tax purposes and the straight-line method for financial reporting purposes; expensing certain patent costs as incurred for income tax purposes and capitalizing and amortizing them over their estimated useful lives for financial reporting purposes; and other temporary differences applicable to current and deferred assets and liabilities.

      At December 31, 1996 and 1995 net current deferred tax assets of $45 million and $23 million, respectively, and net non-current deferred tax assets of $60 million and $32 million, respectively, were included in the Consolidated Balance Sheet captions Other current assets and Other assets, respectively. Current deferred tax liabilities of $1 million in 1996 and 1995 and non-current deferred tax liabilities of $23 million in 1996 and $8 million in 1995 were included in the Consolidated Balance Sheet captions Income taxes payable and Deferred income taxes, respectively.

      The Company's loss carryforwards prior to 1993 are primarily attributable to compensation expense deductions on its income tax returns which were not recognized for financial accounting purposes. The continuing increases in levels of current and projected future domestic taxable income enabled the Company to reduce the valuation allowance in 1996. A valuation allowance in the amount of $58 million has been recorded as of December 31, 1996 because of the uncertainty over the future utilization of the tax benefit of certain of its gross deferred domestic and foreign tax assets. As of January 1, 1996 and 1995, the valuation allowance was $129 million and $205 million, respectively.

      At December 31, 1996 the Company's consolidated subsidiaries have unremitted earnings of $120 million on which the Company has not accrued a provision for federal income taxes since these earnings are considered to be permanently invested. The amount of the unrecognized deferred tax liability relating to unremitted earnings was approximately $36 million at December 31, 1996.

      The Company has available for U.S. Federal income tax return purposes the following net operating loss and tax credit carryforwards:

                                       NET            INVESTMENT        RESEARCH
                                    OPERATING            TAX            AND OTHER
IN THOUSANDS                         LOSSES            CREDITS           CREDITS
---------------------------------------------------------------------------------
YEAR SCHEDULED TO EXPIRE:

1997 ....................                             $  1,400
1998 ....................                                1,300
1999 ....................           $    600             1,100           $   100
2000 ....................                100             1,000               300
2001 ....................                600               500               500
2002 ....................                                                    700
2003 ....................                                                    800
2004 ....................                100                               1,000
2005 ....................                                                  1,800
2006 ....................                400                               3,000
2007 ....................             88,200                               6,500
2008 ....................             41,200                               2,800
2009 ....................             13,900
2010 ....................              4,300

2011 ....................              3,700                                 500
                                    --------           -------           -------
                                    $153,100           $ 5,300           $18,000
                                    ========           =======           =======

      In addition, the Company has available for state and foreign income tax return purposes net operating loss carryforwards of $92 million and $91 million, respectively, and tax credits of $3.5 million, which expire at various dates.

      The exercise of stock options which have been granted under the Company's various stock option plans and the vesting of restricted stock give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options and restricted stock and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital. In the years ended December 31, 1990 - 1992 such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase Additional Paid-in Capital. The tax benefit recognized from compensation deductions arising from the exercise of stock options was approximately $49 million in 1996, $8 million in 1995, and was immaterial in 1994. Of the $49 million in tax benefit recognized in 1996, approximately $8 million relates to stock options exercised in 1996 and approximately $41 million relates to stock options exercised prior to 1996.

      With respect to the U.S. federal net operating loss and credit carryforwards set forth above, the Company estimates that if such carryforwards are ultimately recognizable, the remainder of such tax assets would result in increases to Additional Paid-in Capital of up to approximately $18 million.

      In August 1995, the Company reached agreement with respect to settlement of all issues raised by the Internal Revenue Service (IRS) in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets relating to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per common share) and recorded a credit to Additional Paid-in Capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

NOTE I - ACCRUED LIABILITIES

Included in Accrued liabilities at December 31, 1996 are accrued rent for the Company's North Haven facilities $34 million (1995 - $14 million), accrued shareholders' settlement and associated fees $20 million (1995 - $13 million), accrued payroll, property and sales taxes $19 million (1995 - $17 million), accrued commissions $16 million (1995 - $16 million) and accrued restructuring charges $4 million (1995 - $9 million).

NOTE J - LONG-TERM DEBT

At December 31, 1996, the scheduled principal repayments under loan agreements and future minimum payments under a financing lease and note payable were as follows:

                              Bank
                             Credit       Financing         Note
In thousands               Facilities       Lease          Payable        Total
--------------------------------------------------------------------------------
1997 ....................                 $   7,500      $   3,200      $ 10,700
1998 ....................                     5,400          3,700         9,100
1999 ....................                     6,800          4,300        11,100
2000 ....................                     7,600          5,100        12,700
2001 ....................  $  22,400          8,100         19,200        49,700
After 2001 ..............                    87,500                       87,500
                           ---------      ---------      ---------      --------
                              22,400        122,900         35,500       180,800
Current portion of
long-term debt and
note payable ............                    (1,500)        (3,200)       (4,700)
Amount representing
interest ................                   (33,700)                     (33,700)
                           ---------      ---------      ---------      --------
Long-term debt ..........  $  22,400      $  87,700      $  32,300      $142,400
                           =========      =========      =========      ========

      At December 31, 1996 the Company's long term debt consisted of $22 million in Yen denominated bank borrowings, $88 million in French Franc denominated financing lease obligations outstanding relating to its European headquarters office building and distribution center complex in Elancourt, France, and $32 million in Yen denominated notes payable outstanding to its former Japanese distributor which arose as part of the Company's acquisition of certain assets from the former Japanese distributor. In the second quarter of 1996 the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds which is reflected in the $106.7 million of cash and cash equivalents at December 31, 1996 will be used for general corporate purposes, including partially financing the Company's existing tender offer for Circon Corporation.

      During December 1995, the Company entered into a new five year, $325 million syndicated credit agreement which replaced its previous $350 million revolving credit facility which was scheduled to mature in January 1997. The new syndicated credit facility provides the Company with a choice of interest rates based upon the banks' CD rate, prime rate or the London Interbank Offered Rate (LIBOR) for US dollar borrowings and Tokyo Interbank Offered Rate (TIBOR) for yen borrowings. The actual interest charges paid by the Company are determined by a pricing schedule which considers the ratio of consolidated debt at each calendar quarter end to consolidated earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The effective interest rate on long-term bank debt outstanding as of December 31, 1996 and 1995 was 5.3% and 7.4%, respectively. The interest expense in 1996, 1995 and 1994 was $14 million, $23 million and $21 million, respectively. Such interest expense has been reduced, as reflected on the Consolidated Statement of Operations by interest income of $5 million, $2 million and $3 million in 1996, 1995 and 1994, respectively.

      The Company has entered into an additional conditional committed bank term loan facility of $175 million during the third quarter of 1996 to exclusively finance its tender offer. This conditional term loan facility has similar terms and conditions to the Company's present syndicated bank credit facility.

      The new credit agreement, conditional term loan facility, and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is prohibited from declaring dividends on its common stock in excess of 20% of net income, subject to changes in the number of common shares outstanding, until it achieves investment grade status, as defined. Additionally, during 1996 and 1995, the Company entered into uncommitted facilities for 5 billion Japanese Yen (approximately $44 million) with two Japanese banks and $125 million with five other banks. The uncommitted credit agreements are short term in nature. Borrowings under these agreements were approximately $15 million at December 31, 1996. Such borrowings have been categorized as long-term debt as such borrowings will be refinanced under the Company's five-year bank credit agreement. The Company is in full compliance with all of the covenants associated with its various financing agreements.

      The Company's French franc denominated financing lease requires principal amortization in varying amounts over the remaining twelve year term of the lease with a balloon payment of approximately 42 million French franc ($8 million) at the end of the lease. Interest is payable at a rate approximately 1.4% above Paris Interbank Offered Rate (PIBOR). After considering the effects of an interest rate swap agreement, the effective interest rate on the financing lease debt was approximately 6.8% and 8.05% at December 31, 1996 and 1995, respectively.

      The Company's yen-denominated note payable is non-interest bearing and repayable annually in amounts based upon the higher of 350 million yen or 8% of the landed value of products shipped to the Company's subsidiary in Japan. In any event, any notes payable still outstanding on December 31, 2001 must be repaid on that date. The Company has calculated the present value of these notes using a discount rate of 4% and the estimated value of products expected to be shipped to its subsidiary over the next five years. Based upon these assumptions, the Company estimates that the present value of the final payment on December 31, 2001 will be approximately $16 million.

NOTE K - STOCKHOLDERS' EQUITY

On March 28, 1994 the Company issued approximately $200 million of 9.76% Series A Convertible Preferred Stock (convertible into a maximum of approximately 8.9 million shares or a minimum of approximately 8.5 million shares of the Company's Common Stock), par value $5 per share, in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. Dividends on the Convertible Preferred Stock are cumulative at the annual rate of $110 per share, payable quarterly in arrears commencing July 1, 1994. The shares trade in units of depositary shares, with each depositary share representing one-fiftieth interest in one share of preferred stock. On April 1, 1998 each share of Convertible Preferred Stock outstanding will automatically convert into 50 shares of Common Stock of the Company, and prior to this date it may be converted into 47.65 shares of Common Stock at any time at the option of the holder. The Company may redeem the Convertible Preferred Stock at any time after April 1, 1997 for a number of shares of Common Stock with a market value equal to $1,025 (equivalent to $20.50 per depositary share) together with an additional cash dividend of up to $27.50 per share with the additional cash dividend declining ratably after April 1, 1997 to $0 by March 1, 1998. However, holders of the Convertible Preferred Stock are expected to convert the preferred stock rather than accept redemption, the holders of the preferred stock forgoing any additional preferred stock dividend payment by the Company but receiving a greater number of common shares than would be the case on a redemption. Following conversion on redemption, no further preferred dividends are payable. The Preferred Stock trades principally as depositary receipts, each representing a one-fiftieth interest in a share of Preferred Stock. The proceeds from the sale of Preferred Stock were used to reduce bank indebtedness.

      The Company had 63,286,797 and 57,165,938 shares of its $.10 par value Common Stock outstanding as of December 31, 1996 and 1995, respectively. In the past, the Company announced programs to repurchase up to a total of 9,200,000 shares of its outstanding Common Stock. As of December 31, 1996, a total of 8,712,537 shares had been acquired at a total cost of $89.3 million. No treasury shares had been acquired in 1995 and 1996. Acquired shares are being held as treasury shares, the majority of which are reserved for issuance upon conversion of the Company's Preferred Stock.

      Shares of Common Stock reserved for future issuance in connection with restricted stock awards, stock option plans and employee stock purchase plans amounted to 18,015,704 and 17,303,361 at December 31, 1996 and 1995,
respectively. The Compensation/Option Committee (the "Committee") of the Board of Directors is responsible for administering the Company's stock plans. The Company's stock option plans vest for periods up to five years from the date of grant.

      The Restricted Stock Incentive Plan (the "Incentive Plan") provides for grants to key employees of the Company's Common Stock in the maximum aggregate amount of 5,000,000 shares. As of December 31, 1996, 3,839,740 shares were issued and vested under the Incentive Plan and 142,160 shares were cancelled. There were no restricted stock grants during the three-year period ended December 31, 1996. The Plan was terminated during the first quarter of 1996.

      The 1990 Employee Stock Option Plan (the "1990 Option Plan") provides for grants to key employees and certain key consultants of options and stock appreciation rights for up to 11,000,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee determines otherwise. As of December 31, 1996, no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1990 Option Plan will be as determined by the Committee.

      The 1993 Employee Stock Option Plan (the "1993 Option Plan") provides for grants to key employees (excluding executive officers) of options and stock appreciation rights for up to 4,500,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee deems otherwise. As of December 31, 1996 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1993 Option Plan will be as determined by the Committee.

      The 1996 Employee Stock Option Plan (the "1996 Option Plan") provides for grants to Officers of the Company of options and stock appreciation rights for up to 2,500,000 shares of the Company's Common Stock at no less than the per share market price at the date of grant. As of December 31, 1996 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1996 Option Plan will be as determined by the Committee.

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

      The Outside Directors Stock Plan provides for an aggregate maximum of up to 160,000 shares of Common Stock to be issued under restricted stock awards and option grants to certain non-employee members of the Board of Directors which are exercisable for a period up to ten years. At December 31, 1996 and 1995, restricted stock awards and option grants for 154,000 shares and 134,000 shares, respectively, had been granted under the Outside Directors Stock Plan. As of December 31, 1996 and 1995, 6,000 and 26,000 shares, respectively, are reserved for future issuance under the Outside Directors Stock Plan.

      A summary of stock option transactions under the employee option plans and the Outside Directors Stock Plan for each of the three years in the period ended December 31, 1996 follows:



                                                             WEIGHTED
                                               NUMBER        AVERAGE
                                              OF SHARES   EXERCISE PRICE
        ----------------------------------------------------------------

           OUTSTANDING JANUARY 1, 1994 .      11,505,553      $54.12
             Granted ...................       2,287,869       21.24
             Exercised .................        (347,487)      10.63
             Canceled or lapsed ........        (713,319)      48.22
                                              ----------

           OUTSTANDING DECEMBER 31, 1994      12,732,616       49.56
             Granted ...................       1,570,525       23.71
             Exercised .................        (157,195)      13.98
             Canceled or lapsed ........        (433,049)      31.86
                                              ----------

           OUTSTANDING DECEMBER 31, 1995      13,712,897       47.57
             Granted ...................       3,718,975       27.42
             Exercised .................      (1,649,755)      21.73
             Canceled or lapsed ........        (226,450)      35.21
                                              ----------

           OUTSTANDING DECEMBER 31, 1996      15,555,667       45.67
                                              ==========

            At December 31, 1996:
             Exercisable ...............      10,062,421       51.97
                                              ==========

The following tables summarize information about stock options outstanding at December 31, 1996:

                                                       WEIGHTED
                                                       AVERAGE
  RANGE OF                                             REMAINING        WEIGHTED
  EXERCISE                               NUMBER       CONTRACTUAL        AVERAGE
   PRICES                             OUTSTANDING         LIFE        EXERCISE PRICE
------------------------------------------------------------------------------------

$6.09 -$24.56                          6,191,098        6.6 Years        $ 21.55
25.59 - 47.88                          5,980,244        4.1 Years          42.34
53.69 - 73.00                            279,057        4.5 Years          60.06
75.13 - 98.69                          2,769,117        3.6 Years          98.25
103.50 - 111.94                          336,151        5.1 Years         103.99
                                      ------------------------------------------
                                      15,555,667        5.0 Years        $ 45.67
                                      ==========================================


                       RANGE OF                        WEIGHTED
                       EXERCISE           NUMBER        AVERAGE
                        PRICES         EXERCISABLE   EXERCISE PRICE
--------------------------------------------------------------------------------

                  $  6.09  - $24.56      2,966,843     $ 20.92
                     25.59  - 47.88      4,318,753       45.52
                     53.69  - 73.00        261,557       59.42
                     75.13  - 98.69      2,179,117       98.13
                    103.50  -111.94        336,151      103.99
                                        ----------------------
                                        10,062,421     $ 51.97
                                        ======================

      Under the USSC Employees 1979 Stock Purchase Plan (the "1979 Purchase Plan") and the 1994 Employees Stock Purchase Plan (the "1994 Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base earnings, as defined, to purchase shares of the Company's Common Stock at 85% of the market price when such deductions are made. There are no charges or credits to income in connection with the Purchase Plan. The plans will continue in effect as long as shares authorized under the Purchase Plan remain available for issuance thereunder. The Company has reserved 2,400,000 shares of its Common Stock for issuance under the 1979 Purchase Plan, of which 135,648 shares are available for future issuance, and it has reserved 650,000 shares of its Common Stock for issuance under the 1994 Purchase Plan, of which 278,146 are available for future issuance, at December 31, 1996.

      The estimated fair value of options granted during 1996 and 1995 were $8.91 per share and $7.82 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                       1996        1995
                                       ----        ----
Net income applicable to common shareholders
                      As reported     $89,600     $59,700
                      Pro forma       $77,200     $55,900

Net income per common share and common share equivalent
                      As reported       $1.48       $1.05
                      Pro forma         $1.26       $ .98

      The fair value of options granted under the Company's fixed stock option plans during 1996 and 1995 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of approximately .3%, expected volatility of approximately 32%, risk free interest rate of approximately 6%, and expected lives of option grants of approximately four years. Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE L - SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company develops, manufactures and markets wound management products which constitute a single business segment. The following information sets forth geographic information with respect to the Company's net sales, operating profits and identifiable assets. Intercompany transactions are made at established transfer prices.

In thousands                                1996             1995           1994
----------------------------------------------------------------------------------
NET SALES:
  United States .....................    $   955,600     $  828,500     $  775,000
  International (1) .................
     Europe .........................        366,300        365,300        321,400
     Japan ..........................         99,900         63,900              0
     Other ..........................         33,200         30,500         27,400
  Inter-area transfers eliminated ...       (342,300)      (265,900)      (205,100)
                                         -----------     ----------     ----------
                                         $ 1,112,700     $1,022,300     $  918,700
                                         ===========     ==========     ==========

OPERATING PROFIT:
  United States .....................    $   176,200     $  121,100     $   71,200
  International .....................
     Europe .........................        103,000         87,500         72,100
     Japan ..........................         32,900          6,800              0
     Other ..........................          6,800          5,400          4,900
  Profit on inter-area transfers
  eliminated ........................       (168,200)      (110,300)       (97,300)
                                         -----------     ----------     ----------
                                         $   150,700     $  110,500     $   50,900
                                         ===========     ==========     ==========

IDENTIFIABLE ASSETS AT
  DECEMBER 31:
  United States .....................    $ 1,099,100     $  867,900     $  807,500
  International .....................
     Europe .........................        351,500        349,400        302,800
     Japan ..........................         77,500         64,300              0
     Other ..........................         12,000         10,400          5,800
  Inter-area assets eliminated ......        (25,300)       (26,500)       (12,600)
                                         -----------     ----------     ----------
                                         $ 1,514,800     $1,265,500     $1,103,500
                                         ===========     ==========     ==========

(1)   Does not include sales made primarily to international distributors (1996
      - $53,800, 1995 - $50,200 and 1994 - $84,800) from a location in the
      United States. The combination of sales to international distributors and international sales above approximate 50% in 1996, 49% in 1995 and 46% in 1994 of consolidated sales, respectively.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation as a defendant in cases involving alleged patent infringement, product liability claims and a consolidated shareholders' class action suit (see Item 3). In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits should not have a material adverse effect on the Company's consolidated financial statements.

      In November, 1996 the Company entered into an agreement in settlement of the shareholder class action suits filed against the Company and certain individually named defendants. The principal terms of the settlement are as follows: issuance and payment to the members of the class of 315,000 shares of the Company's common stock (fair value $12.2 million), $3.5 million in cash, and issuance of contingent stock rights (fair value $2.9 million) with respect to each of the 315,000 shares of common stock issued in the settlement. If the Company's common stock reaches a price of $70 per share for either forty five consecutive trading days or one hundred trading days in total during the two year period from the date of issuance of the 315,000 shares of common stock to the members of the class, the contingent stock rights will extinguish. The payment and issuance of the common stock and contingent stock rights will take place on final court approval of the settlement and the plan for distribution of the securities and cash to members of the class. The Company has provided for the estimated cost of the settlement in its consolidated financial statements, the substantial portion of which will be funded by the Company's insurance carriers. Certain individually named defendants in the case assigned to the Company during 1995 various insurance claims relating to the reduction of the terms of certain outstanding option grants to which they agreed to in connection with the settlement of a shareholder derivative claim. The Company believes this assignment facilitated the Company's ability to obtain insurer funding of this settlement. The Company also believes that it and the individually named defendants have substantial defenses against the shareholder class action claims; however, because of the continued expenses, distractions and potential risks of litigation, the Company concluded that a settlement on terms largely funded by insurance coverage was in the Company's and shareholders' best interests.

      The Company is committed to certain undertakings, including the maintenance of specified levels of employment and capitalization for its Puerto Rican subsidiary.

      Under an agreement with Progressive Angioplasty Systems, Inc. (PAS) dated February 4, 1997, the Company purchased 12.5% of PAS for $15 million and has a six month evaluation period in which to exercise its right to acquire the remaining 87.5% PAS. The purchase price, if the option is exercised, is $75 million of the Company's common stock, with an additional $75 million of the Company's common stock payable when or if certain milestones and sales objectives are met.

      The future minimum rental commitments for building space, leasehold improvements, data processing and automotive equipment for all operating leases as of December 31, 1996, were as follows: 1997 - $82 million; 1998 - $95 million; 1999 - $73 million; 2000 - $69 million; 2001 - $68 million; after 2001
- $145 million. Rent expense was $40 million, $33 million and $31 million in 1996, 1995 and 1994, respectively. The Company's North Haven lease agreement includes contingent rent provisions based on formulas utilizing the consumer price index. The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. This right cannot be exercised by the Owner Participant until January 1998 and continues for a period of four years thereafter. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company is obligated to make additional contingent rental payments based upon the consumer price index. There are presently several alternatives available to the Owner Participant and the Company relative to the additional contingent rental payments. The earliest potential payment of approximately $19 million could be due as early as January 1998 if the Owner Participant exercises the right to sell the facility to the Company. If this right is not exercised, and the Owner Participant does not elect the one-time payment of contingent rent of approximately $19 million, the determination of the additional contingent rental payments will be based upon movements in the consumer price index during the period September 1996 to September 1999 with an annual cap on the consumer price index movement of 2.5% per year. If the second option is chosen, additional contingent rental payments cannot exceed approximately $39 million as stipulated in the agreement. Under the second option, the Company can elect to pay free of interest from 2004 to 2023 the additional contingent rental payments in excess of $19 million. The present value of the contingent rental payments under the second option of approximately $23 million would be a charge to rent expense during the contingent rent period, September 1996 to September 1999, in comparison to the $19 million charge under the other option. Through December 31, 1996, the Company has accrued $4.5 million related to contingent rental payments.

NOTE N - FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

DERIVATIVES

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

      The Company enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of December 31, 1996, the Company had approximately $29 million of foreign currency exchange contracts outstanding that will mature at various dates through February 1997. Realized and unrealized foreign currency gains and losses with respect to such contracts which were immaterial in 1996 and 1995 are recognized when incurred and amounted to losses of $4 million in 1994.

      The Company swapped with certain banks its exposure to floating interest rates on $50 million of its variable rate U.S. dollar debt and 200 million ($38 million) of variable rate French franc debt. The U.S. dollar debt swap agreements expired in August 1996, and the French franc debt swap agreements will expire in December 1997. The Company made interest payments at rates of approximately 7.8% for the U.S. dollar swap and 8.1% for the French franc swap and received payments based on the floating six-month LIBOR and three-month PIBOR, respectively. The net gain or loss from the exchange of interest rate payments, which is immaterial, is included in interest expense. Based upon the fair value of the Company's French franc interest rate swap agreement at December 31, 1996, termination would require a payment by the Company of approximately $1.8 million dollars. The Company does not currently intend to terminate the remaining interest rate swap agreement prior to the expiration date.

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in both deposits with major banks throughout the world and other high quality short-term liquid money market instruments (commercial paper, bank CDs, government and government agency notes and bills, etc.). The Company has a policy of making investments only with institutions that have at least an "A" (or equivalent) credit rating from a national rating agency. The investments generally mature within six months but certain investments in bank CDs mature from two to five years. The Company has not incurred losses related to these investments.

      The Company sells products in the surgical wound management field in most countries of the world. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. In certain European countries the Company's receivables are not paid until the customers receive governmental reimbursement for their purchases. The Company has not encountered difficulty in ultimately collecting accounts receivable in these countries. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

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

      The estimated fair value of the Company's financial instruments are as follows:

                                                  December 31
                                -----------------------------------------------
                                        1996                       1995
                                ---------------------     ---------------------
                                Carrying       Fair       Carrying      Fair
(In thousands)                   Amount        Value       Amount       Value
                                --------     --------     --------     --------
Cash, cash equivalents and
    certificates of deposit ..  $133,100     $133,500     $ 31,800     $ 32,600
Long-term debt ...............   142,400      142,400      256,500      256,500
Interest rate swaps
   payable - net .............       400        2,200          500        3,800

The Company believes that the other parties to the above related financial instruments have the ability to perform under such agreements.

NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

The Company purchased certain assets from its former Japanese distributor for approximately 6.1 billion Yen ($62 million or a present value of $53.5 million at date of purchase in 1995). In conjunction with this purchase a long-term payable was recorded in 1995 as follows:

          Fair Value of net assets acquired               $ 53.5

          Cash paid through December 31, 1995              (11.2)
                                                          ------

          Present value of non-interest bearing notes
          payable to former distributor over six years
          from acquisition                                $ 42.3
                                                          ======

                                   SCHEDULE II

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         COLUMN A                             COLUMN B    COLUMN C      COLUMN D     COLUMN E

                                             BALANCE AT  CHARGED TO                 BALANCE AT
                                             BEGINNING   COSTS AND                    END OF
        DESCRIPTION                          OF PERIOD    EXPENSES     DEDUCTIONS     PERIOD
        -----------                          ---------    --------     ----------     ------
In thousands
Year ended December 31, 1996:
   Allowance for doubtful accounts .......     $ 8,200     $ 4,800     $ 1,300(A)     $11,700
   Reserve for inventory valuation .......      74,100       9,700      16,800(B)      67,000
   Reserve for fixed assets valuation ....      74,800      20,600       4,100(C)      91,300

Year ended December 31, 1995:
   Allowance for doubtful accounts .......     $ 7,300     $ 1,300     $   400(A)     $ 8,200
   Reserve for inventory valuation .......      60,900      26,600      13,400(B)      74,100
   Reserve for fixed assets valuation ....      59,300      18,600       3,100(C)      74,800

Year ended December 31, 1994:
   Allowance for doubtful accounts .......     $ 5,000     $ 2,400     $   100(A)     $ 7,300
   Reserve for inventory valuation .......      48,700      39,200      27,000(B)      60,900
   Reserve for fixed assets valuation ....      40,100      22,300       3,100(C)      59,300



(A) Represents amounts written off. Normal recurring credits and returns are charged against sales.

(B) Represents disposition of inventory which has been superseded by a new generation of products.

(C)  Represents disposition of fixed assets.

                                EXHIBIT INDEX
                                -------------

        Exhibit No.                      Description
        -----------                      -----------

            (10)(c)  1993 Employee Stock Option Plan, as amended through
                      February 4, 1997. Filed herewith.

            (11) Computation of Net Income Per Common Share. Filed herewith.

            (12) Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. Filed herewith.

            (21)      Subsidiaries of the registrant. Filed herewith.

            (27)      Financial Data Schedule. Filed herewith.