Form 10-Q
period 1997-03-31
UNITED STATES SURGICAL CORP
filed 1997-04-17
CIK 101788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES  X    NO ____

Number of shares of Common Stock,
    par value $.10 per share,
outstanding at March 31, 1997                                  65,839,561 Shares

                                                                       Form 10-Q
                                                                  March 31, 1997




                   UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I-FINANCIAL INFORMATION                                                                             PAGE
                                                                                                         ----
Financial Statements:

    Consolidated Balance Sheets at March 31, 1997 (Unaudited) and
    December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Consolidated Statements of Operations (Unaudited) for the Three Months
    Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

    Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
    Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

    Consolidated Statements of Cash Flows (Unaudited) for the Three Months
    Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .     7

    Review by Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

    Independent Accountants' Report and Letter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

    Management's Discussion and Analysis of Interim Financial Condition and Results
    of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10 - 12

PART II-OTHER INFORMATION

    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

    Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,         December 31,
In thousands, except share data                                                    1997                1996
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        $  108,900          $  106,700
  Receivables, less allowance ($11,300 March 31, 1997 and
     $11,700 December 31, 1996)   . . . . . . . . . . . . . . . . . . . .           294,100             287,600
  Inventories:
    Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . .           124,500             128,300
    Work in process   . . . . . . . . . . . . . . . . . . . . . . . . . .            34,400              32,300
    Raw materials   . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,800              30,000
                                                                                 ----------          ----------
                                                                                    192,700             190,600
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            95,800             106,700
                                                                                 ----------          ----------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . .           691,500             691,600
                                                                                 ----------          ----------

Property, plant, and equipment at cost  . . . . . . . . . . . . . . . . .           712,500             723,300
Less:  Allowance for depreciation and amortization  . . . . . . . . . . .          (277,700)           (275,600)
                                                                                  --------           ---------
                                                                                    434,800             447,700

Other assets (net)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           395,800             375,500
                                                                                 ----------          ----------
      Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,522,100          $1,514,800
                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   38,000          $   29,400
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           137,200             177,300
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .            84,100              83,800
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . .             4,900               4,700
                                                                                 ----------          ----------
      Total Current Liabilities   . . . . . . . . . . . . . . . . . . . .           264,200             295,200

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           147,300             142,400
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            21,900              23,400

Stockholders' equity:
  Preferred stock $5.00 par value, authorized 2,000,000 shares;
    9.76% Series A cumulative convertible, 154,200 shares at
    March 31, 1997 and 177,400 shares at December 31, 1996
    (liquidation value - $174 million at March 31, 1997 and
      $200 million at December 31, 1996)  . . . . . . . . . . . . . . . .               800                 900
  Additional paid-in capital - preferred stock  . . . . . . . . . . . . .           165,700             190,600
  Common stock $.10 par value, authorized 250,000,000 shares;
    issued, 73,176,257 at March 31, 1997 and 71,367,780 at
    December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . .             7,300               7,100
  Additional paid-in capital - common stock   . . . . . . . . . . . . . .           689,400             623,900
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .           340,500             318,000
  Treasury stock at cost; 7,336,696 shares at March 31, 1997
    and 8,080,983 shares at December 31, 1996   . . . . . . . . . . . . .           (97,300)            (86,400)
  Accumulated translation adjustments   . . . . . . . . . . . . . . . . .           (20,100)             (3,100)
  Unrealized gain on marketable securities  . . . . . . . . . . . . . . .             2,400               2,800
                                                                                 ----------          ----------
      Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . .         1,088,700           1,053,800
                                                                                 ----------          ----------

      Total Liabilities and Stockholders' Equity  . . . . . . . . . . . .        $1,522,100          $1,514,800
                                                                                 ==========          -=========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                            --------------------
In thousands, except per share data                                          1997         1996
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $284,600    $266,000
                                                                            --------    --------

Costs and expenses:
  Cost of products sold   . . . . . . . . . . . . . . . . . . . . . . . .    113,900     112,200
  Research and development  . . . . . . . . . . . . . . . . . . . . . . .     16,600      12,400
  Selling, general and administrative   . . . . . . . . . . . . . . . . .    112,700     110,300
  Interest (net)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100       4,000
                                                                            --------    --------
                                                                             243,300     238,900
                                                                            --------    --------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .     41,300      27,100

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,600       6,200
                                                                            --------    --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29,700      20,900

Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .      4,700       4,900
                                                                            --------    --------

Net income applicable to common shares  . . . . . . . . . . . . . . . . .   $ 25,000    $ 16,000
                                                                            ========    ========

Average number of common shares outstanding . . . . . . . . . . . . . . .     64,700      57,300
                                                                            ========    ========

Net income per common share
  (primary and fully diluted)   . . . . . . . . . . . . . . . . . . . . .   $    .39    $    .28
                                                                            ========    ========

Dividends declared per common share . . . . . . . . . . . . . . . . . . .   $    .04    $    .02
                                                                            ========    ========





                 See Notes to Consolidated Financial Statements

United States Surgical Corporation and Subsidiaries                    Form 10-Q
Consolidated Statements of Changes in Stockholders' Equity        March 31, 1997
 (Unaudited)
For the three months ended March 31, 1997 and 1996

                                                              Additional         Additional
                                                                Paid-in           Paid-in                         Accumulated
                                                     Preferred  Capital - Common  Capital -  Retained   Treasury  Translation
Dollars In thousands, except share data                Stock   Preferred   Stock  Common     earnings     Stock   Adjustments
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996  . . . . . . . . . . . . .   $900   $190,600   $6,500  $394,200   $233,200  $(86,600)    $  2,300
  Common stock issued to employees -
   net (210,298 shares)   . . . . . . . . . . . . . .                        100     4,300                  200
  Income tax benefit from stock options exercised                                    2,600
  Aggregate adjustment resulting from the
    translation of foreign financial statements                                                                          400
  Preferred stock dividends   . . . . . . . . . . . .                                          (4,900)
  Common stock dividends declared
    ($.02 per share)  . . . . . . . . . . . . . . . .                                          (1,100)
  Net income  . . . . . . . . . . . . . . . . . . . .                                          20,900
                                                       ----- ---------- --------  --------   --------  ---------    --------
  BALANCE AT MARCH 31, 1996   . . . . . . . . . . . .   $900   $190,600   $6,600  $401,100   $248,100  $(86,400)    $  2,700
                                                        ====   ========   ======  ========   ========  ========     ========



BALANCE AT JANUARY 1, 1997  . . . . . . . . . . . . .   $900   $190,600   $7,100  $623,900   $318,000  $(86,400)    $ (3,100)
  Conversion of Series A convertible preferred
    stock   . . . . . . . . . . . . . . . . . . . . .   (100)   (24,900)            19,100                5,900
  Common stock issued for purchase of CeDaR
    Surgical (293,048 shares)   . . . . . . . . . . .                               11,400
  Common stock issued to employees -
   net (1,519,261 shares)   . . . . . . . . . . . . .                        200    35,000              (16,800)
  Aggregate adjustment resulting from the
    translation of foreign financial statements                                                                      (17,000)
  Preferred stock dividends   . . . . . . . . . . . .                                         (4,700)
  Common stock dividends declared
    ($.04 per share)  . . . . . . . . . . . . . . . .                                         (2,500)
  Unrealized gain (loss) on marketable securities
  Net income  . . . . . . . . . . . . . . . . . . . .                                          29,700
                                                       ----- ---------- --------  --------   --------  --------     --------
  BALANCE AT MARCH 31, 1997   . . . . . . . . . . . .   $800   $165,700   $7,300  $689,400   $340,500  $(97,300)    $(20,100)
                                                        ====   ========   ======  ========   ========  ========     ========


                                                         Unrealized
                                                          Gain On
                                                         Marketable
Dollars In thousands, except share data                  Securities        Total
------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996  . . . . . . . . . . . . .                    $   741,100
  Common stock issued to employees -
   net (210,298 shares)   . . . . . . . . . . . . . .                          4,600
  Income tax benefit from stock options exercised                              2,600
  Aggregate adjustment resulting from the
    translation of foreign financial statements                                  400
  Preferred stock dividends   . . . . . . . . . . . .                         (4,900)
  Common stock dividends declared
    ($.02 per share)  . . . . . . . . . . . . . . . .                         (1,100)
  Net income  . . . . . . . . . . . . . . . . . . . .                         20,900
                                                          ------         -----------
  BALANCE AT MARCH 31, 1996   . . . . . . . . . . . .                    $   763,600
                                                                         ===========



BALANCE AT JANUARY 1, 1997  . . . . . . . . . . . . .     $2,800         $ 1,053,800
  Conversion of Series A convertible preferred
    stock   . . . . . . . . . . . . . . . . . . . . .                              0
  Common stock issued for purchase of CeDaR
    Surgical (293,048 shares)   . . . . . . . . . . .                         11,400
  Common stock issued to employees -
   net (1,519,261 shares)   . . . . . . . . . . . . .                         18,400
  Aggregate adjustment resulting from the
    translation of foreign financial statements                              (17,000)
  Preferred stock dividends   . . . . . . . . . . . .                         (4,700)
  Common stock dividends declared
    ($.04 per share)  . . . . . . . . . . . . . . . .                         (2,500)
  Unrealized gain (loss) on marketable securities           (400)               (400)
  Net income  . . . . . . . . . . . . . . . . . . . .                         29,700
                                                          ------         -----------
  BALANCE AT MARCH 31, 1997   . . . . . . . . . . . .     $2,400         $ 1,088,700
                                                          ======         ===========



                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ------------------------------------
In thousands                                                                   1997                     1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . .            $263,500                $ 249,600
  Cash paid to vendors, suppliers and employees   . . . . . . . .            (239,000)                (229,900)
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . .                (800)                  (3,800)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . .              (3,200)                  (2,700)
                                                                             --------                ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . . .              20,500                   13,200
                                                                             --------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment  . . . . . . . . . .             (15,100)                 (12,700)
  Advance - Progressive Angioplasty Systems   . . . . . . . . . .             (15,000)
  Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . .                                       (1,700)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             (14,300)                  (3,400)
                                                                             --------                ---------
     NET CASH USED IN INVESTING ACTIVITIES   . . . . . . . . . . .            (44,400)                 (17,800)
                                                                             --------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings   . . . . . . . . . . . . . . . . . .              44,100                  686,900
  Long-term debt repayments   . . . . . . . . . . . . . . . . . .             (28,200)                (680,900)
  Acquisition of common stock for treasury  . . . . . . . . . . .              (4,100)
  Common stock issued from stock plans  . . . . . . . . . . . . .              22,100                    4,600
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .              (7,400)                  (6,000)
                                                                             --------                ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES   . . . . . . . . .              26,500                    4,600
                                                                             --------                ---------

Effect of exchange rate changes . . . . . . . . . . . . . . . . .                (400)                   1,200
                                                                             --------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .               2,200                    1,200
  Cash and cash equivalents, beginning of period  . . . . . . . .             106,700                   10,500
                                                                             --------                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .            $108,900                $  11,700
                                                                             ========                =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 29,700                $  20,900
                                                                             --------                ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .              16,100                   16,500
    Amortization  . . . . . . . . . . . . . . . . . . . . . . . .               6,100                    5,200
    Adjustment of property, plant and equipment reserves  . . . .                 800                    4,100
    Receivables -- (increase)   . . . . . . . . . . . . . . . . .             (21,200)                 (15,700)
    Inventories -- (increase)   . . . . . . . . . . . . . . . . .             (11,900)                  (8,800)
    Adjustment of inventory reserves  . . . . . . . . . . . . . .               4,900                    3,900
    Other current assets (increase)   . . . . . . . . . . . . . .              (4,700)                    (800)
    Accounts payable/accrued liabilities -- (decrease)  . . . . .              (9,400)                 (14,900)
    Income tax assets, payable and deferred -- decrease   . . . .              10,100                      200
    Income tax benefit from stock options exercised   . . . . . .                   0                    2,600
                                                                             --------                ---------
      Total adjustments   . . . . . . . . . . . . . . . . . . . .              (9,200)                  (7,700)
                                                                             --------                ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .            $ 20,500                $  13,200
                                                                             ========                =========




                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three-month periods ended March 31, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the March 31, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.    INCOME TAXES

      The effective tax rate in 1997 is 28%, compared to an effective tax rate of 23% for 1996. The effective tax rate for 1997 reflects the expectation that for 1997 the Company will recognize tax benefits arising from tax credits as well as certain U.S. tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1996, the Company's effective tax rate for 1997 continues to be beneficially impacted by the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.    REDEMPTION OF PREFERRED STOCK

      During the first quarter of 1997 the Company has called for redemption on April 1, 1997 all the issued and outstanding shares of its Series A Convertible Preferred Stock in accordance with the original terms of the offering memorandum. The redemption of the convertible preferred stock will eliminate the preferred dividend payment subsequent to April 1, 1997 and will have a positive effect on the Company's cash position. Common shares outstanding as a result of the called redemption will increase by approximately 8.5 million shares. At March 31, 1997 certain holders of preferred stock had chosen to convert prior to the redemption and 1.1 million common shares of the aforementioned 8.5 million common shares have already been issued. Assuming the Company had the ability to convert and converted the preferred stock on January 1, 1997, net income for the three months ended March 31, 1997 would have been $.41 per common share.

4.    TENDER OFFER

      The Company's $17 per share tender offer for Circon Corporation, which previously expired on February 13, 1997 has been extended through June 16, 1997. As of February 13, 1997, 7,809,304 common shares had been tendered. These shares plus the 1,000,100 shares previously purchased by the Company represented 67% of Circon Corporation's common stock as reported by Circon in its public reports for the fiscal year ended December 31, 1996. The Circon Corporation common stock, along with other securities are included in other assets. These available-for-sale securities have a fair value of approximately $20 million at March 31, 1997 and a cost of approximately $17 million.

5.    ADOPTION OF FAS 128

      The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended March 31, 1997 are $.39 basic earnings per common share and $.38 diluted earnings per common share. Basic and diluted pro forma earnings per common share are the same as previously reported for the quarter ended March 31, 1996.

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The March 31, 1997 and 1996 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1996 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                  March 31, 1997

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
APRIL 15, 1997

    * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended March 31, 1997 and 1996, as indicated in our report dated April 15, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference in Registration Statement No. 33-53297 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
APRIL 15, 1997

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the first quarter of 1997 the Company attained sales of $285 million compared with sales of $266 million in the first quarter of 1996. Sales increased 7% in the first quarter of 1997 in comparison to the corresponding period in 1996.

Net income and net income per common share in the first quarter of 1997 were $30 million and $.39 per common share (after preferred dividends of $5 million), respectively, as compared to 1996 first quarter net income and net income per common share of $21 million and $.28 per common share, (after preferred dividends of $5 million), respectively. The effects of changes in foreign currency exchange rates on Results of Operations was to decrease net income by $3 million in the first quarter of 1997 in comparison to the corresponding period in 1996.

The following table analyzes the increase in sales in the first quarter of 1997 compared with the corresponding period in 1996:

                                                  Three Months Ended
    In thousands                                     March 31, 1997
    ------------                                  ------------------
    Composition of Sales Increase:
       Sales volume increases                           $ 39,300
       Net price changes                                 (11,700)
       Effects of changes in foreign
          currency exchange rates                         (9,000)
                                                        --------

    Sales Increase                                      $ 18,600
                                                        ========


Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1997.

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of products sold expressed as a percentage of sales decreased in the first quarter of 1997 to 40% compared to 42% in the corresponding period of 1996 as a result of higher sales volumes and ongoing cost savings initiatives. Gross margin from operations (sales less cost of products sold divided by sales) was 60% in the first quarter of 1997 in comparison to 58% in the corresponding period in 1996. Changes in foreign currency exchange rates from those existing in the first quarter of 1996 had the effect of decreasing cost of products sold by $2 million from the corresponding period in 1996.

The Company's expenditures for research and development increased to $17 million in the first quarter of 1997 from $12 million in the corresponding period in 1996. The Company is continuing its commitment to develop and acquire unique new products and technologies for use in new surgical procedures and specialty areas and, accordingly, is incurring significant clinical and development related costs.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 40% in the first quarter of 1997, compared with 41% in the corresponding 1996 period. The Company continues its commitment to evaluate and implement, as necessary, cost savings opportunities. Changes in foreign currency exchange rates from those existing in the first quarter of 1996 had the effect of decreasing selling, general, and administrative expenses by $4 million from the corresponding period in 1996.

The decrease in net interest in the first quarter of 1997, compared to the first quarter of 1996, is attributable to the reduction of bank borrowings with the proceeds from the Company's public common stock offering in June 1996 and the interest income generated by the Company's substantial cash and cash equivalents which are invested in high quality short-term liquid money market instruments.

The effective tax rate in 1997 is 28%, compared to an effective tax rate of 23% for 1996. The effective tax rate for 1997 reflects the expectation that for 1997 the Company will recognize tax benefits arising from tax credits as well as certain U.S. tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1996, the Company's effective tax rate for 1997 continues to be beneficially impacted by the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended March 31, 1997 are $.39 basic earnings per common share and $.38 diluted earnings per common share. Basic and diluted pro forma earnings per common share are the same as previously reported for the quarter ended March 31, 1996.

                                                                       Form 10-Q
                                                                  March 31, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

The Company's current substantial cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. The redemption of the Company's Series A Convertible Preferred Stock into common stock on April 1, 1997 will improve the Company's liquidity by approximately $18 million on an annual basis through the elimination of the preferred stock dividend. The Company's existing borrowing capacity consists of a $325 million syndicated credit facility and a conditional committed term loan facility of $175 million with similar terms to the present syndicated facility. The Company's uncommitted facilities have been increased slightly since December 31, 1996, and presently consist of 6 billion Japanese Yen and $125 million. Borrowings have been categorized as long-term debt as such borrowings can be refinanced under the Company's five-year syndicated bank credit agreement.

Outstanding bank borrowings increased since December 31, 1996 to approximately $39 million at March 31, 1997. The increase in bank borrowings during the first quarter of 1997 is primarily attributable to the Company's ability to borrow under its Yen denominated committed and uncommitted credit facilities at interest rates of approximately 1% for enhanced working capital management.
The credit agreements and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($6 million) since December 31, 1996 results primarily from the sales of capital equipment which have extended payment terms and sales of spine cages which accelerated significantly in the first quarter of 1997.

Additions to property, plant, and equipment totaled $15 million in the first quarter of 1997 compared with $13 million in the corresponding quarter in 1996, and consist primarily of additions to machinery and equipment ($11 million) and molds and dies ($3 million).

The decrease in accrued liabilities since December 31, 1996 ($40 million) resulted primarily from the semi-annual payment in January 1997 of $29 million on the Company's North Haven lease. There were no material changes in accrued restructuring charges in the first quarter of 1997.

The Company routinely enters into foreign currency exchange contracts and foreign currency option contracts to reduce its exposure to foreign currency exchange rate changes on the results of operations of its international subsidiaries. As of March 31, 1997 the Company's foreign currency exchange contracts have all matured and the outstanding foreign currency option contracts will mature throughout 1997. Realized and unrealized foreign currency gains and losses are recognized when incurred. As a result of the Company's hedging program the changes in foreign currency exchange rates had an immaterial effect on its results of operations during the first quarter of 1997.

                                                                       Form 10-Q
                                                                  March 31, 1997

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         A. In the action by Ethicon, Inc. ("Ethicon") against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the Court, on February 19, 1997, dismissed Ethicon's claim based on the Court's previous decision correcting the inventorship of the patent in favor of the Company's licensor. The Company's counterclaims against Ethicon remain pending, and a trial date is expected on the counterclaims during late 1997. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon.

         B.  In the pending consolidated action brought as class actions (see
Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), a hearing has been scheduled for May 7, 1997, before the United States District Court for the District of Connecticut, for consideration of approval of the settlement of the case entered into in November, 1996 between the Company and counsel for the plaintiffs. Notice has been distributed to prospective class members as to the proposed settlement. The Company believes that the settlement of this action should not have a materially adverse effect on the Company's consolidated financial statements.

         C. In the action by Applied Medical Resources Corporation ("Applied Medical") against the Company in the United States District Court for the Eastern District of Virginia, alleging infringement by the Company of patents related to trocar seal systems (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), trial of the case began on April 14, 1997, with respect to the plaintiff's claims and the Company's counterclaims against Applied Medical. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Applied Medical and meritorious defenses against the claims by Applied Medical. The Company believes that the ultimate outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

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

        Item 2. Changes in Securities

             c. On February 21, 1997, the Company issued 293,048 shares of its
                $.10 par value Common Stock in the acquisition by means of a share exchange of the outstanding common stock of CeDaR Surgical, Inc., a privately held company, at an offering price equal to $38.98 per share. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


        Item 6. Exhibits and Reports on Form 8-K

             a. Exhibits - Exhibit 27 - Financial Data Schedule.
             b. Reports on Form 8-K - The Company filed a report on Form 8-K on
                March 13, 1997 relative to the call for redemption on April 1, 1997 of all issued and outstanding shares of its Series A Convertible Preferred Stock.



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

                                       UNITED STATES SURGICAL CORPORATION
                                       ----------------------------------
                                                   Registrant


                                       By:  /S/  Richard A. Douville
                                          ------------------------------------
                                                 Richard A. Douville
                                                 (Senior Vice President and
                                                 Chief Financial Officer)

Dated: April 17, 1997