Form 10-Q
period 1997-06-30
UNITED STATES SURGICAL CORP
filed 1997-07-24
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

Number of shares of Common Stock,
   par value $.10  per share,
  outstanding at June 30, 1997                                 73,357,712 Shares

                                                                       Form 10-Q
                                                                   June 30, 1997



               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I--FINANCIAL INFORMATION                                                                                  Page
                                                                                                               ----

Financial Statements:
   Consolidated Balance Sheets at June 30, 1997 (Unaudited) and
   December 31, 1996 ........................................................................................     3

   Consolidated Statements of Operations (Unaudited) for the Six Months and
   Three Months Ended June 30, 1997 and 1996.................................................................     4

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
   Six Months Ended June 30, 1997 and 1996 ..................................................................     5

   Consolidated Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 1997 and 1996..............................................................................     6

   Notes to Consolidated Financial Statements (Unaudited)....................................................     7

   Review by Independent Accountants.........................................................................     9

   Independent Accountants' Report and Letter................................................................    10

   Management's Discussion and Analysis of Interim Financial Condition and Results
   of Operations.............................................................................................  11-14



PART II--OTHER INFORMATION

   Legal Proceedings.........................................................................................   15

   Changes in Securities.....................................................................................   17

   Submission of Matters to a Vote of Security Holders.......................................................   17

   Exhibits and Reports on Form 8-K..........................................................................   17

   Signature.................................................................................................   17

                                                                     Form 10-Q
                                                                 June 30, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
In thousands, except share data                                                 1997                    1996
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents...........................................      $   130,400             $   106,700
   Receivables, less allowance ($10,700 June 30, 1997 and
      $11,700 December 31, 1996).......................................          317,800                 287,600
   Inventories:........................................................
     Finished goods....................................................          126,000                 128,300
     Work in process...................................................           29,100                  32,300
     Raw materials.....................................................           35,700                  30,000
                                                                             -----------             -----------
                                                                                 190,800                 190,600
   Other current assets................................................           85,700                 106,700
                                                                             -----------              ----------
       Total Current Assets............................................          724,700                 691,600
                                                                              ----------              ----------

Property, plant, and equipment at cost.................................          711,000                 723,300
Less:  Allowance for depreciation and amortization.....................         (282,200)               (275,600)
                                                                                --------              ----------
                                                                                 428,800                 447,700

Other assets (net).....................................................          419,600                 375,500
                                                                              ----------              ----------
       Total Assets....................................................       $1,573,100              $1,514,800
                                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................     $     39,900            $     29,400
   Accrued liabilities.................................................          181,900                 177,300
   Income taxes payable................................................           65,900                  83,800
   Current portion of long-term debt...................................            5,000                   4,700
                                                                             -----------            ------------
       Total Current Liabilities.......................................          292,700                 295,200

Long-term debt.........................................................          143,900                 142,400
Deferred income taxes..................................................           19,300                  23,400

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
     9.76% Series A cumulative convertible, redeemed on April 1, 1997;
       177,400 shares outstanding at December 31, 1996
       (liquidation value - $200 million at December 31, 1996).........                                      900
   Additional paid-in capital - preferred stock........................                                  190,600
   Common stock $.10 par value, authorized 250,000,000 shares; issued,
     80,375,419 at June 30, 1997 and 71,367,780 at
     December 31, 1996.................................................            8,000                   7,100
   Additional paid-in capital - common stock...........................          870,400                 623,900
   Retained earnings...................................................          355,300                 318,000
   Treasury stock at cost; 7,017,707 shares at June 30, 1997
     and 8,080,983 shares at December 31, 1996.........................          (96,800)                (86,400)
   Accumulated translation adjustments.................................          (21,900)                 (3,100)
   Unrealized gain on marketable securities............................            2,200                   2,800
                                                                             -----------            ------------
       Total Stockholders' Equity......................................        1,117,200               1,053,800
                                                                               ---------               ---------

       Total Liabilities and Stockholders' Equity......................       $1,573,100              $1,514,800
                                                                               =========               =========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1997

              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Six Months Ended               Three  Months Ended
                                                                 June 30,                          June 30,
                                                        ----------------------           ----------------------
In thousands, except per share data                     1997              1996              1997           1996
-------------------------------------------------------------------------------------------------------------------
Net sales............................................   $574,600          $549,600         $290,000        $283,600
                                                        --------           -------         --------         -------

Costs and expenses:
   Cost of products sold.............................    230,400           229,000          116,500         116,800
   Research and development..........................     34,000            24,300           17,400          11,900
   Selling, general and administrative...............    223,700           226,700          111,000         116,400
   Interest (net)....................................     -                  7,200             (100)          3,200
   Special items:
     Litigation and related costs....................     24,300            -                24,300          -
     Restructuring charges...........................      5,800            -                 5,800          -
                                                         -------           -------          -------         -------
                                                         518,200           487,200          274,900         248,300
                                                         -------           -------          -------         -------

Income before income taxes...........................     56,400            62,400           15,100          35,300


Income taxes.........................................      8,800            14,300           (2,800)          8,100
                                                        --------           -------         --------       ---------


Net income...........................................     47,600            48,100           17,900          27,200

Preferred stock dividends............................      4,700             9,800           -                4,900
                                                       ---------         ---------      -----------       ---------

Net income applicable to common shares...............  $  42,900         $  38,300        $  17,900       $  22,300
                                                        ========          ========         ========        ========

Average number of common shares outstanding..........     69,100            58,100           73,600          59,000
                                                        ========          ========         ========        ========

Net income per common share
   (primary and fully diluted).......................       $.62             $.66              $.24            $.38
                                                             ===              ===               ===             ===

Dividends declared per common share..................       $.08             $.04              $.04            $.02
                                                             ===              ===               ===             ===

                 See Notes to Consolidated Financial Statements

United States Surgical Corporation and Subsidiaries                    Form 10-Q
Consolidated Statements of Changes in Stockholders' Equity         June 30, 1997
(Unaudited)
For the six months ended June 30, 1997 and 1996

                                                                           Additional                   Additional
                                                                             Paid-in                      Paid-in
                                                             Preferred      Capital -      Common        Capital -      Retained
   Dollars In thousands, except share data                     Stock        Preferred       Stock         Common        Earnings
----------------------------------------------------------------------------------------------------------------------------------
   BALANCE AT JANUARY 1, 1996........................            $900       $190,600       $6,500        $394,200        $233,200
     Issuance of common stock net
       (4,300,000 shares)............................                                         400         141,400
     Common stock issued to employees -
       net (862,703 shares)..........................                                         100          18,500
     Income tax benefit from stock options
       exercised.....................................                                                       8,800
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                      (9,800)
     Common stock dividends declared
       ($.04 per share)..............................                                                                      (2,300)
     Net income......................................                                                                      48,100
                                                                -----    -----------     --------     -----------        --------
     BALANCE AT JUNE 30, 1996........................            $900       $190,600       $7,000        $562,900        $269,200
                                                                  ===        =======        =====         =======         =======


   BALANCE AT JANUARY 1, 1997........................            $900       $190,600       $7,100        $623,900        $318,000
     Conversion of Series A convertible preferred
       stock.........................................            (900)      (190,600)         700         181,600
     Common stock issued for acquisitions
       (377,922 shares)..............................                                                      14,200
     Common stock issued to employees -
      net (1,685,145 shares).........................                                         200          41,400
     Income tax benefit from stock options
       exercised.....................................                                                       9,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                      (4,700)
     Common stock dividends declared
       ($.08 per share)..............................                                                                      (5,600)
     Unrealized loss on marketable securities........
     Net income......................................                                                                      47,600
                                                                -----    -----------  -----------     -----------        --------
     BALANCE AT JUNE 30, 1997........................            $  0    $         0    $   8,000        $870,400        $355,300
                                                                  ===     ==========     ========         =======         =======

                                                                                                        Unrealized
                                                                                     Accumulated          Gain On
                                                                  Treasury          Translation         Marketable
   Dollars In thousands, except share data                          Stock            Adjustments        Securities          Total
-----------------------------------------------------------------------------------------------------------------------------------
   BALANCE AT JANUARY 1, 1996........................            $(86,600)             $2,300                           $   741,100
     Issuance of common stock net
       (4,300,000 shares)............................                                                                       141,800
     Common stock issued to employees -
       net (862,703 shares)..........................                 200                                                    18,800
     Income tax benefit from stock options
       exercised.....................................                                                                         8,800
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                                  (4,000)                               (4,000)
     Preferred stock dividends.......................                                                                        (9,800)
     Common stock dividends declared
       ($.04 per share)..............................                                                                        (2,300)
     Net income......................................                                                                        48,100
                                                               ----------           ---------                              --------
     BALANCE AT JUNE 30, 1996........................            $(86,400)            $(1,700)                             $942,500
                                                                  =======              ======                               =======


   BALANCE AT JANUARY 1, 1997........................            $(86,400)            $(3,100)            $2,800         $1,053,800
     Conversion of Series A convertible preferred
       stock.........................................               9,200                                                         0
     Common stock issued for acquisitions
       (377,922 shares)..............................                                                                        14,200
     Common stock issued to employees -
      net (1,685,145 shares).........................             (19,600)                                                   22,000
     Income tax benefit from stock options
       exercised.....................................                                                                         9,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                                 (18,800)                              (18,800)
     Preferred stock dividends.......................                                                                        (4,700)
     Common stock dividends declared
       ($.08 per share)..............................                                                                        (5,600)
     Unrealized loss on marketable securities........                                                       (600)              (600)
     Net income......................................                                                                        47,600
                                                              -----------         -----------            -------         ----------
     BALANCE AT JUNE 30, 1997........................            $(96,800)           $(21,900)            $2,200         $1,117,200
                                                              ============        ===========            =======         ==========

                 See Notes to Consolidated Financial Statements

                                                                      Form 10-Q
                                                                  June 30, 1997
              UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               -------------------------------------
In thousands                                                                    1997                       1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers........................................        $ 530,000                $   512,500
   Cash paid to vendors, suppliers and employees.......................         (454,600)                  (445,800)
   Interest paid (net).................................................             (400)                    (8,200)
   Income taxes paid...................................................          (10,900)                   (10,300)
                                                                                --------                -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................           64,100                     48,200
                                                                                --------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment.........................          (26,800)                   (22,500)
   Advance - Progressive Angioplasty Systems...........................          (15,000)
   Acquisitions........................................................                                      (1,700)
   Other assets........................................................          (20,100)                    (5,700)
                                                                                --------               ------------
     NET CASH USED IN INVESTING ACTIVITIES.............................          (61,900)                   (29,900)
                                                                                --------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings...........................................           66,700                  1,083,600
   Long-term debt repayments...........................................          (55,500)                (1,184,400)
   Issuance of common stock (net)......................................                                     141,800
   Acquisition of common stock for treasury............................           (4,100)
   Common stock issued from stock plans................................           25,800                     18,800
   Dividends paid......................................................          (10,300)                   (12,100)
                                                                                --------                -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    22,600                     47,700
                                                                                --------                -----------

Effect of exchange rate changes........................................           (1,100)                       600
                                                                                --------              -------------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS.................................................           23,700                     66,600
   Cash and cash equivalents, beginning of period......................          106,700                     10,500
                                                                                 -------                -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................         $130,400               $     77,100
                                                                                 =======                ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME.............................................................        $  47,600               $     48,100
                                                                                --------                -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation......................................................           31,600                     32,900
     Amortization......................................................           12,500                     10,600
     Adjustment of property, plant, and equipment reserves.............            1,800                     10,900
     Receivables -- (increase).........................................          (44,600)                   (33,900)
     Inventories -- (increase).........................................          (11,800)                   (24,300)
     Adjustment of inventory reserves..................................            6,600                      7,500
     Other current assets -- decrease/(increase).......................            4,800                     (7,100)
     Accounts payable/accrued liabilities --
       increase/(decrease).............................................           15,900                       (600)
     Income taxes payable and deferred --
       (decrease)......................................................           (9,600)                    (4,700)
     Income tax benefit from stock options exercised...................            9,300                      8,800
                                                                               ---------               ------------
       Total adjustments...............................................           16,500                        100
                                                                                --------               ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............................        $  64,100               $     48,200
                                                                                ========               ============

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1997


               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     GENERAL
       The accompanying unaudited consolidated financial statements for the six-month and three-month periods ended June 30, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the six-month and three-month periods ended June 30, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the June 30, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     INCOME TAXES
       The Company is currently in the process of having its federal tax returns for the years 1991 through 1993 surveyed by the IRS. Incident to such IRS examination, during the second quarter of 1997 the IRS documented its intention to accept the Company's tax filing positions with respect to the years 1991 through 1993 on a basis such that certain previously established tax reserves are no longer required. As a result, in the second quarter of 1997 the Company reduced its current liability by $ 7 million, recognizing a credit to the tax provision of $7 million ($.10 per common share). The effective tax rate in 1997, excluding the effect of the aforementioned $7 million credit, is 28%, compared to an effective tax rate of 23% for 1996. The effective tax rate for 1997 reflects the expectation that for 1997 the Company will recognize tax benefits arising from the utilization of certain foreign net operating loss carryforwards and tax credits, the availability of U.S. tax benefits arising from the utilization of the Company's foreign sales corporation, and the continued beneficial impact of the wage-based tax credit under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.     REDEMPTION OF PREFERRED STOCK
       During the first quarter of 1997 the Company had called for redemption on April 1, 1997 all the issued and outstanding shares of its Series A Convertible Preferred Stock in accordance with the original terms of the offering memorandum. The redemption of the convertible preferred stock has eliminated the preferred dividend payment subsequent to April 1, 1997 and had a positive effect on the Company's cash position. Common shares outstanding as a result of the called redemption have increased by approximately 8.5 million shares. Assuming the Company had the ability to convert and converted the preferred stock on January 1, 1997, net income for the six months ended June 30, 1997 would have been $.65 per common share.

4.     TENDER OFFER
       The Company's $17 per share tender offer for Circon Corporation common stock has expired and an amended tender offer to acquire 973,174 shares at $14.50 per share began on June 16, 1997 and terminated on July 14, 1997. The offer to acquire the 973,174 shares of Circon Corporation common stock was oversubscribed. As a result of this tender offer, coupled with the 1,000,100 shares previously purchased by the Company, a total of approximately 14.9% of Circon Corporation's common stock outstanding is owned by the Company. This represents the maximum amount of shares the Company can purchase without triggering Circon's "poison pill". The Company will pay for the 973,174 shares by July 31, 1997 with its cash on hand. The previously owned Circon Corporation stock (1,000,100 shares), along with other marketable securities, are included in other assets. These available-for-sale securities have a fair value of approximately $19 million at June 30, 1997 and a cost of approximately $17 million.

                                                                       Form 10-Q
                                                                   June 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)


5.     ADOPTION OF FAS 128
       The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended June 30, 1997 are $.24 basic earnings per common share and $.24 diluted earnings per common share as compared to $.38 basic earnings per share and $.37 diluted earnings per share for the quarter ended June 30, 1996. The pro forma earnings per common share computed under the provisions of FAS 128 for the six months ended June 30, 1997 are $.62 basic earnings per common share and $.60 diluted earnings per common share, as compared to $.66 basic earnings per common share and $.65 diluted earnings per common share for the six months ended June 30, 1996.

6.     LITIGATION
       The Company established a reserve and expensed approximately $24 million ($.24 per common share) for damages and other related costs during the second quarter 1997 relative to an award by the United States District Court for the Eastern District of Virginia in the action by Applied Medical Resources Corporation against the Company alleging infringement of patents related to trocar seal systems. The accrued reserve for damages of $20.5 million will be liquidated from the Company's operating cash flows and cash on hand.

7.     RESTRUCTURING
       The Company recorded restructuring charges of approximately $6 million ($.06 per common share) during the second quarter of 1997. These restructuring charges related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The majority of the cash outlays relative to these restructuring charges were made in the second quarter of 1997 with the remainder to be made in the next two quarters of 1997.

8.     DERIVATIVE FINANCIAL INSTRUMENTS
       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

       The Company routinely enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of June 30, 1997 the Company's foreign currency exchange contracts have all matured and the outstanding foreign currency option contracts will mature throughout 1997. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers and employees in the consolidated statements of cash flows.

       In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments, is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows.

                                                                       Form 10-Q
                                                                   June 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The June 30, 1997 and 1996 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1996 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                   June 30, 1997

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1997 and 1996 and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 18, 1997

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                         INDEPENDENT ACCOUNTANTS' LETTER

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended June 30, 1997 and 1996, as indicated in our report dated July 18, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated by reference in Registration Statement Nos. 33-59729, 333-23677, and 333-27591 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 18, 1997

                                                                       Form 10-Q
                                                                   June 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the second quarter of 1997 the Company attained sales of $290 million compared with sales of $284 million in the second quarter of 1996. In the first half of 1997, the Company achieved sales of $575 million compared with sales of $550 million in the first half of 1996. Sales increased 2% in the second quarter and increased 5% in the first half of 1997 in comparison to the corresponding periods in 1996.

In the second quarter of 1997, the Company reported net income, as adjusted, for the effects of litigation costs ($24 million or $.24 per common share), restructuring charges ($6 million or $.06 per common share) and benefit resulting from an IRS examination ($7 million or $.10 per common share) of $33 million and $.44 per common share as compared with net income of $27 million and $.38 per common share (after preferred dividends of $5 million) in the second quarter of 1996. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $7 million in the second quarter of 1997 in comparison to the corresponding period in 1996.

In the first half of 1997, the Company reported net income, as adjusted, for the effect of litigation costs ($24 million or $.25 per common share), restructuring charges ($6 million or $.06 per common share) and benefits resulting from an IRS examination ($7 million or $.10 per common share) of $62 million and $.83 per common share (after preferred dividends of $5 million) as compared with net income of $48 million and $.66 per common share (after preferred dividends of $10 million) in the first half of 1996. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $10 million in the first half of 1997 in comparison to the corresponding period in 1996.

The following table analyzes the increase in sales in the second quarter and first half of 1997 compared with the corresponding periods in 1996:

                                                                  Three Months Ended      Six Months Ended
       In thousands                                                  June 30, 1997         June 30, 1997
       ------------                                            -------------------------  -----------------
       Composition of Sales Increase:
         Sales volume increases                                       $27,200                  $66,500
         Net price changes                                             (7,700)                 (19,400)
         Effects of changes in foreign
           currency exchange rates                                    (13,100)                 (22,100)
                                                                      -------                   ------

              Sales Increase                                         $  6,400                  $25,000
                                                                      =======                   ======

Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1997. International sales were adversely affected by $8 million and $14 million in the three months and six months ended June 30, 1997, respectively, due to an industry price reduction mandated by the French government.

                                                                       Form 10-Q
                                                                   June 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of products sold expressed as a percentage of sales decreased to 40% in the second quarter and first half of 1997 compared to 41% and 42%, respectively, in the corresponding periods in 1996. The reduction in cost of products sold and improved gross margins over the comparable periods in 1996 is primarily attributable to higher sales volumes and ongoing cost savings initiatives. Gross margin from operations (sales less cost of products sold divided by sales) was 60% in the second quarter and first half of 1997 in comparison to 59% and 58%, respectively, for the corresponding periods in 1996. Changes in foreign currency exchange rates from those existing in the comparable 1996 periods decreased cost of products sold by $1 million in the second quarter and $3 million in the first half of 1997.

The Company's expenditures for research and development increased to $17 million in the second quarter and $34 million in the first half of 1997 from $12 million and $24 million, respectively, in the corresponding periods in 1996. The Company is continuing its commitment to develop and acquire unique new products and technologies for use in new surgical procedures and specialty areas, and accordingly, is incurring significant clinical and development related costs.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 38% in the second quarter and 39% in the first half of 1997, compared with 41% in the comparable periods in 1996. Changes in foreign currency exchange rates from those existing in 1996 had the effect of decreasing selling, general, and administrative expenses by $5 million and $9 million in the second quarter and first half of 1997, respectively.

The Company recorded restructuring charges of approximately $6 million during the second quarter of 1997. These restructuring charges related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The majority of the cash outlays relative to these restructuring charges were made in the second quarter of 1997 with the remainder to be made in the next two quarters of 1997.

The decrease in net interest in the first half of 1997, compared to the first half of 1996, is attributable to the reduction of bank borrowings with the proceeds from the Company's public common stock offering in June 1996 and the interest income generated by the Company's substantial cash and cash equivalents which are invested in high quality short-term liquid money market instruments.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended June 30, 1997 are $.24 basic earnings per common share and $.24 diluted earnings per common share as compared to $.38 basic earnings per share and $.37 diluted earnings per share for the quarter ended June 30, 1996. The pro forma earnings per common share computed under the provisions of FAS 128 for the six months ended June 30, 1997 are $.62 basic earnings per common share and $.60 diluted earnings per common share, as compared to $.66 basic earnings per common share and $.65 diluted earnings per common share for the six months ended June 30, 1996.

                                                                       Form 10-Q
                                                                   June 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

The Company's current substantial cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. The redemption of the Company's Series A Convertible Preferred Stock into common stock on April 1, 1997 will improve the Company's liquidity by approximately $18 million on an annual basis through the replacement of the preferred stock dividend by the common stock dividend on the newly issued shares. The Company's existing borrowing capacity consists of a $325 million syndicated credit facility and a conditional committed term loan facility of $175 million with similar terms to the present syndicated facility. The Company's uncommitted facilities have been increased slightly since December 31, 1996, and presently consist of 6 billion Japanese Yen and $145 million. Borrowings have been categorized as long-term debt as such borrowings can be refinanced under the Company's five-year syndicated bank credit agreement.

Outstanding bank borrowings increased since December 31, 1996 by $14 million to approximately $36 million at June 30, 1997. The increase in bank borrowings during the first half of 1997 is primarily attributable to the Company's ability to borrow under its Yen denominated committed and uncommitted credit facilities at interest rates of approximately 1% for enhanced working capital management. The credit agreements and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions on sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($30 million) since December 31, 1996 results substantially from the sales of capital equipment which have extended payment terms, sales of spine cages which accelerated significantly in the first half of 1997 and the receivables of its newly created Korean subsidiary.

The decrease in other current assets ($21 million) since December 31, 1996 reflects the release from escrow to available cash of $9 million related to the settlement of the class action suits against the Company.

Additions to property, plant, and equipment totaled $27 million in the first half of 1997 compared with $23 million in the corresponding period in 1996, and consist primarily of additions to machinery and equipment ($18 million), molds and dies ($6 million), and leasehold improvements ($2 million).

The increase in other assets since December 31, 1996 ($44 million) includes the increase in prepaid rent for the Company's North Haven facilities lease.

                                                                       Form 10-Q
                                                                   June 30, 1997

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

       The Company routinely enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of June 30, 1997 the Company's foreign currency exchange contracts have all matured and the outstanding foreign currency option contracts will mature throughout 1997. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers and employees in the consolidated statements of cash flows. Realized and unrealized foreign currency gains and losses were immaterial during the second quarter and first half of 1997.

       In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments, is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows. As a result of the Company's interest rate hedging program, fluctuations in interest rates have had an immaterial effect on the Company during the second quarter and first half of 1997.

                                                                       Form 10-Q
                                                                   June 30, 1997

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         A. In the pending action by Ethicon, Inc. ("Ethicon") against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars (see
Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), Ethicon has filed an appeal of the Court's dismissal of Ethicon's claim based on the Court's previous decision correcting the inventorship of the patent in favor of the Company's licensor. Ethicon's appeal is scheduled to be argued in August, 1997. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon.

         B. In the pending action by the Company in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon alleging infringement of United States patents issued to the Company covering the Company's endoscopic multiple clip applier, the Company's motion for rehearing of the United States Court of Appeals for the Federal Circuit decision was denied thereby affirming the verdict against the Company. The Company intends to petition the U.S. Supreme Court for review of the Court of Appeals decision. The Company believes it has meritorious claims against the defendants in the case.

         C. In the action by Applied Medical Resources Corporation against the Company in the United States District Court for the Eastern District of Virginia, alleging infringement by the Company of patents related to trocar seal systems (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31 1996, and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), judgment on the verdict, including the damages, has been entered by the Court for $20.5 million. The Company has recorded such judgment as a charge in its statement of operations for the three months ended June 30, 1997. The Company has filed an appeal of the verdict.

         D. In the consolidated action brought as class actions (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), a hearing was held on May 7, 1997, before the United States District Court for the District of Connecticut, for consideration of approval of the settlement of the case entered into in November, 1996 between the Company and counsel for the plaintiffs. On May 7, 1997, an order and final judgment was signed and entered by the Court approving and directing the implementation of the settlement of such actions.

         E. In the pending action by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (See Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), on June 30, 1997 the District Court entered summary judgment in favor of the Company dismissing Ethicon Endo-Surgery's sole remaining claim.

         F. In the pending action by Surgical Dynamics, Inc. ("Surgical Dynamics") against Sofamor Danek Group, Inc. ("Sofamor Danek") and Karlin, Inc. ("Karlin") in the United States District Court for the Central District of California, in which Surgical Dynamics sought declaratory judgment that its spine fusion cage product, the Ray TFC device, did not infringe a patent owned by Karlin and licensed to Sofamor Danek (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), on June 5, 1997 the Court granted Surgical Dynamics' motion for summary judgment of noninfringement and dismissed the defendants' counterclaims for patent infringement.

         G. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims.

                                   * * * * * *

         The Company believes it is adequately insured in all material respects against the product liability claims referred to above. In the opinion of management, based on the advice of counsel, the ultimate outcome of all of the aforementioned pending lawsuits should not have a materially adverse effect on the Company's consolidated financial statements.

Item 2.  Changes in Securities
         c. On April 25, 1997, the Company issued 84,874 shares (fair value approximately $2.7 million) of its $.10 par value Common Stock in the acquisition, by means of a share exchange of the outstanding common stock, of Hirsch Industries, Inc., a privately held company. The transaction was exempt from registration under
              Section 4 (2) of the Securities Act of 1933, as amended. There was no prior affiliation between Leon C. Hirsch, the Company's Chairman and Chief Executive Officer and Hirsch Industries, Inc. prior to this transaction.

Item 4.  Submission of Matters to a Vote of Security Holders
              At the annual meeting of stockholders held on May 1, 1997 the following members were elected to the Board of Directors:

                                          Votes For               Votes Withheld
                                        --------------            --------------
              Julie K. Blake              62,800,596                2,357,311
              John A. Bogardus, Jr.       62,667,778                2,490,130
              Thomas R. Bremer            62,690,864                2,467,043
              Leon C. Hirsch              62,616,564                2,541,344
              Turi Josefsen               62,638,055                2,519,852
              Douglas L. King             62,685,588                2,472,319
              William F. May              62,638,731                2,519,177
              James R. Mellor             62,774,518                2,383,390
              Barry Romeril               62,794,871                2,363,036
              Howard M. Rosenkrantz       62,744,199                2,413,708
              Marianne Scipione           62,745,433                2,412,474
              John R. Silber              62,751,687                2,406,220

              There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

              c.   Exhibits

              (10) Material Contracts
                   10(a) Amendment to Lease Agreement dated June 1997. Filed herewith.
                   10(b) Agreement dated May 1997 with Baker Properties Limited Partnership. Filed herewith.
                   Exhibit 27 - Financial Data Schedule.

              d. Reports on Form 8-K - There were no reports on Form 8-K filed for the period ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNITED STATES SURGICAL CORPORATION
                                                          Registrant


                                              By:/s/ Richard A. Douville
                                                 ------------------------------
                                                        Richard A. Douville
                                                    (Senior Vice President and
                                                     Chief Financial Officer)

Dated: July 22, 1997