Form 10-Q
period 1997-09-30
UNITED STATES SURGICAL CORP
filed 1997-10-21
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ______________ TO____________

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

Number of shares of Common Stock,
     par value $.10  per share,
     outstanding at September 30, 1997                         75,703,242 Shares

                                                                       Form 10-Q
                                                              September 30, 1997




               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                            Page
PART I--FINANCIAL INFORMATION
Financial Statements:

   Consolidated Balance Sheets at September 30, 1997 (Unaudited) and
   December 31, 1996 ...................................................................................    3

   Consolidated Statements of Operations (Unaudited) for the Nine Months and
   Three Months Ended September 30, 1997 and 1996.......................................................    4

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
   Nine Months Ended September 30, 1997 and 1996 .......................................................    5

   Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
   Ended September 30, 1997 and 1996....................................................................    6

   Notes to Consolidated Financial Statements (Unaudited)...............................................    7 - 10

   Review by Independent Accountants....................................................................    11

   Independent Accountants' Report and Letter...........................................................    12

   Management's Discussion and Analysis of Interim Financial Condition and Results
   of Operations........................................................................................    13 - 16



PART II--OTHER INFORMATION

   Legal Proceedings....................................................................................    17 - 18

   Changes in Securities................................................................................    19

   Exhibits and Reports on Form 8-K.....................................................................    19

   Signature............................................................................................    19

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,         December 31,
In thousands, except share data                                            1997                 1996
--------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................       $    41,400        $   106,700
   Receivables, less allowance ($11,000 September 30, 1997 and
      $11,700 December 31, 1996) ................................           335,500            287,600
   Inventories:
     Finished goods .............................................           130,200            128,300
     Work in process ............................................            27,600             32,300
     Raw materials ..............................................            38,000             30,000
                                                                        -----------        -----------
                                                                            195,800            190,600
   Other current assets .........................................            82,500            106,700
                                                                        -----------        -----------
       Total Current Assets .....................................           655,200            691,600
                                                                        -----------        -----------

Property, plant, and equipment at cost ..........................           710,900            723,300
Less:  Allowance for depreciation and amortization ..............          (287,200)          (275,600)
                                                                        -----------        -----------
                                                                            423,700            447,700

Other assets (net) ..............................................           615,700            375,500
                                                                        -----------        -----------
       Total Assets .............................................       $ 1,694,600        $ 1,514,800
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................       $    38,400        $    29,400
   Accrued liabilities ..........................................           188,500            177,300
   Income taxes payable .........................................            64,200             83,800
   Current portion of long-term debt ............................             4,900              4,700
                                                                        -----------        -----------
       Total Current Liabilities ................................           296,000            295,200

Long-term debt ..................................................           132,600            142,400
Deferred income taxes ...........................................            36,100             23,400

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
     9.76% Series A cumulative convertible, redeemed on
     April 1, 1997; 177,400 shares outstanding at
     December 31, 1996 (liquidation value -
     $200 million at December 31, 1996) .........................                                  900
   Additional paid-in capital - preferred stock .................                              190,600
   Common stock $.10 par value, authorized 250,000,000 shares;
     issued, 82,718,449 at September 30, 1997 and 71,367,780 at
     December 31, 1996 ..........................................             8,300              7,100
   Additional paid-in capital - common stock ....................           959,900            623,900
   Retained earnings ............................................           384,000            318,000
   Treasury stock at cost; 7,015,207 shares at September 30, 1997
     and 8,080,983 shares at December 31, 1996 ..................           (96,800)           (86,400)
   Accumulated translation adjustments ..........................           (31,800)            (3,100)
   Unrealized gain on marketable securities .....................             6,300              2,800
                                                                        -----------        -----------
       Total Stockholders' Equity ...............................         1,229,900          1,053,800
                                                                        -----------        -----------

       Total Liabilities and Stockholders' Equity ...............       $ 1,694,600        $ 1,514,800
                                                                        ===========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Nine Months Ended           Three  Months Ended
                                                        September 30,                 September 30,
                                                ------------------------       ------------------------
In thousands, except per share data                 1997           1996           1997          1996
-------------------------------------------------------------------------------------------------------------------
Net sales .................................       $869,600       $829,600       $295,000       $280,000
                                                  --------       --------       --------       --------
Costs and expenses:
   Cost of products sold ..................        352,600        345,100        122,200        116,100
   Research and development ...............         51,900         40,100         17,900         15,800
   Selling, general and administrative ....        334,500        335,700        110,800        109,000
   Interest (net) .........................            300          8,300            300          1,100
   Special items:
     Litigation and related costs .........         24,300             --             --             --
     Restructuring charges ................          5,800             --             --             --
                                                  --------       --------       --------       --------
                                                   769,400        729,200        251,200        242,000
                                                  --------       --------       --------       --------

Income before income taxes ................        100,200        100,400         43,800         38,000


Income taxes ..............................         21,100         23,100         12,300          8,800
                                                  --------       --------       --------       --------


Net income ................................         79,100         77,300         31,500         29,200

Preferred stock dividends .................          4,700         14,600             --          4,900
                                                  --------       --------       --------       --------

Net income applicable to common shares ....       $ 74,400       $ 62,700       $ 31,500       $ 24,300
                                                  ========       ========       ========       ========

Average number of common shares outstanding         70,800         59,600         74,000         62,500
                                                  ========       ========       ========       ========

Net income per common share
   (primary and fully diluted) ............       $   1.05       $   1.05       $    .43       $    .39
                                                  ========       ========       ========       ========

Dividends declared per common share .......       $    .12       $    .06       $    .04       $    .02
                                                  ========       ========       ========       ========



                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1997

   United States Surgical Corporation and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30, 1997 and 1996

                                                                           Additional                   Additional
                                                                             Paid-in                      Paid-in
                                                             Preferred      Capital -      Common        Capital -      Retained
   In thousands, except share data                             Stock        Preferred       Stock         Common        Earnings
------------------------------------------------------------------------------------------------------------------------------------
   BALANCE AT JANUARY 1, 1996........................            $900       $190,600       $6,500        $394,200        $233,200
     Issuance of common stock in public
       offering-net (4,300,000 shares)...............                                         500         141,300
     Common stock issued to employees
       from stock plans-net (1,275,457 shares).......                                         100          27,900
     Income tax benefit from stock options
       exercised.....................................                                                      27,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                     (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                                      (3,600)
     Unrealized gain on marketable securities........
     Net income......................................                                                                      77,300
                                                                 ----       --------       ------        --------        --------
     BALANCE AT SEPTEMBER 30, 1996...................            $900       $190,600       $7,100        $591,300        $292,300
                                                                 ====       ========       ======        ========        ========


   BALANCE AT JANUARY 1, 1997........................            $900       $190,600       $7,100        $623,900        $318,000
     Conversion of Series A convertible preferred
       stock (8,450,491 common shares)...............            (900)      (190,600)         700         181,600
     Common stock issued for acquisitions
       (2,452,726 shares)............................                                         300          92,500
     Common stock issued for litigation
       settlement (105,000 shares)...................                                                       7,000
     Common stock issued to employees
       from stock plans-net (1,850,871 shares).......                                         200          45,000
     Income tax benefit from stock options
       exercised.....................................                                                       9,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                      (4,700)
     Common stock dividends declared
       ($.12 per share)..............................                                                                      (8,400)
     Unrealized gain on marketable securities........
     Net income......................................                                                                      79,100
                                                                 ----       --------       ------        --------        --------
     BALANCE AT SEPTEMBER 30, 1997...................          $    0    $         0       $8,300        $959,900        $384,000
                                                                 ====       ========       ======        ========        ========

                                                                                                        Unrealized
                                                                                     Accumulated          Gain On
                                                                  Treasury          Translation         Marketable
   In thousands, except share data                                  Stock            Adjustments        Securities         Total
-----------------------------------------------------------------------------------------------------------------------------------
   BALANCE AT JANUARY 1, 1996........................            $(86,600)             $2,300                           $   741,100
     Issuance of common stock in public
       offering-net (4,300,000 shares)...............                                                                       141,800
     Common stock issued to employees
       from stock plans-net (1,275,457 shares).......                 200                                                    28,200
     Income tax benefit from stock options
       exercised.....................................                                                                        27,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                                    (400)                                 (400)
     Preferred stock dividends.......................                                                                       (14,600)
     Common stock dividends declared
       ($.06 per share)..............................                                                                        (3,600)
     Unrealized gain on marketable securities........                                                     $6,500              6,500
     Net income......................................                                                                        77,300
                                                                 --------             -------             ------         ----------
     BALANCE AT SEPTEMBER 30, 1996...................            $(86,400)            $ 1,900             $6,500         $1,004,200
                                                                 ========             =======             ======         ==========


   BALANCE AT JANUARY 1, 1997........................            $(86,400)            $(3,100)            $2,800         $1,053,800
     Conversion of Series A convertible preferred
       stock (8,450,491 common shares)...............               9,200                                                         0
     Common stock issued for acquisitions
       (2,452,726 shares)............................                                                                        92,800
     Common stock issued for litigation
       settlement (105,000 shares)...................                                                                         7,000
     Common stock issued to employees
       from stock plans-net (1,850,871 shares).......             (19,600)                                                   25,600
     Income tax benefit from stock options
       exercised.....................................                                                                         9,900
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                                 (28,700)                              (28,700)
     Preferred stock dividends.......................                                                                        (4,700)
     Common stock dividends declared
       ($.12 per share)..............................                                                                        (8,400)
     Unrealized gain on marketable securities........                                                      3,500              3,500
     Net income......................................                                                                        79,100
                                                                 --------             -------             ------         ----------
     BALANCE AT SEPTEMBER 30, 1997...................            $(96,800)           $(31,800)            $6,300         $1,229,900
                                                                 ========             =======             ======         ==========


                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                -------------------------------
In thousands                                                                       1997                 1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................................       $   802,000        $   786,400
   Cash paid to vendors, suppliers and employees .........................          (694,100)          (659,200)
   Interest paid (net) ...................................................              (400)            (9,000)
   Income taxes paid .....................................................           (21,600)           (11,900)
                                                                                 -----------        -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................            85,900            106,300
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment ...........................           (41,100)           (32,300)
   Acquisitions ..........................................................           (70,400)           (14,400)
   Other assets ..........................................................           (56,000)           (32,900)
                                                                                 -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES ...............................          (167,500)           (79,600)
                                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings .............................................            93,200          1,088,200
   Long-term debt repayments .............................................           (86,500)        (1,188,300)
   Issuance of common stock in public offering (net) .....................                              141,800
   Acquisition of common stock for treasury ..............................            (4,100)
   Common stock issued from stock plans ..................................            29,000             28,200
   Dividends paid ........................................................           (13,100)           (18,200)
                                                                                 -----------        -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................            18,500             51,700
                                                                                 -----------        -----------

Effect of exchange rate changes ..........................................            (2,200)              (300)
                                                                                 -----------        -----------

NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS ...................................................           (65,300)            78,100
   Cash and cash equivalents, beginning of period ........................           106,700             10,500
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................       $    41,400        $    88,600
                                                                                 ===========        ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME ...............................................................       $    79,100        $    77,300
                                                                                 -----------        -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ........................................................            46,700             48,900
     Amortization ........................................................            18,900             15,800
     Adjustment of property, plant, and equipment reserves ...............             1,700             14,600
     Receivables -- (increase) ...........................................           (67,900)           (38,200)
     Inventories -- (increase) ...........................................           (16,900)           (31,600)
     Adjustment of inventory reserves ....................................            10,400              8,700
     Other current assets -- decrease/(increase) .........................             5,900            (34,300)
     Accounts payable/accrued liabilities --
       increase ..........................................................             6,800              9,500
     Income taxes payable and deferred --
       (decrease)/increase ...............................................            (8,700)             7,700
     Income tax benefit from stock options exercised .....................             9,900             27,900
                                                                                 -----------        -----------
       Total adjustments .................................................             6,800             29,000
                                                                                 -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................       $    85,900        $   106,300
                                                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     GENERAL
       The accompanying unaudited consolidated financial statements for the nine-month and three-month periods ended September 30, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the nine-month and three-month periods ended September 30, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the September 30, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     INCOME TAXES
       The Company is currently in the process of having its federal tax returns for the years 1991 through 1993 surveyed by the IRS. Incident to such IRS examination, during the second quarter of 1997 the IRS documented its intention to accept the Company's tax filing positions with respect to the years 1991 through 1993 on a basis such that certain previously established tax reserves are no longer required. As a result, in the second quarter of 1997 the Company reduced its current liability by $7 million, recognizing a credit to the tax provision of $7 million ($.10 per common share). The effective tax rate in 1997, excluding the effect of the aforementioned $7 million credit, is 28%, compared to an effective tax rate of 23% for 1996. The effective tax rate for 1997 reflects the expectation that for 1997 the Company will recognize tax benefits arising from the utilization of certain foreign net operating loss carryforwards and tax credits, the availability of U.S. tax benefits arising from the utilization of the Company's foreign sales corporation, and the continued beneficial impact of the wage-based tax credit under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.     REDEMPTION OF PREFERRED STOCK
       During the first quarter of 1997, the Company called for redemption on April 1, 1997 all the issued and outstanding shares of its Series A Convertible Preferred Stock in accordance with the original terms of the offering memorandum. The redemption of the convertible preferred stock has eliminated the preferred dividend payment subsequent to April 1, 1997 and had a positive effect on the Company's cash position. Common shares outstanding as a result of the called redemption have increased by approximately 8.5 million shares. Assuming the Company had the ability to convert and converted the preferred stock on January 1, 1997, net income for the nine months ended September 30, 1997 would have been $1.08 per common share.

4.     TENDER OFFER
       The Company commenced a new cash tender offer for all of the outstanding Circon Corporation (Circon) common stock on August 5, 1997 for $16.50 per share until September 25, 1997. The new offer was extended until October 23, 1997. The Company previously purchased 1,973,274 shares of Circon common stock as a result of a previous tender offer. This represents 14.9% of Circon's outstanding common stock, the maximum amount of shares the Company can purchase without triggering Circon's "poison pill". The Circon common stock, along with other marketable securities, have a fair value of approximately $43 million and a cost of approximately $34 million at September 30, 1997.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)


5.     ADOPTION OF FAS 128
       The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended September 30, 1997 are $.43 basic earnings per common share and $.41 diluted earnings per common share as compared to $.39 basic earnings per share and $.37 diluted earnings per share for the quarter ended September 30, 1996. The pro forma earnings per common share computed under the provisions of FAS 128 for the nine months ended September 30, 1997 are $1.05 basic earnings per common share and $1.02 diluted earnings per common share, as compared to $1.05 basic earnings per common share and $1.02 diluted earnings per common share for the nine months ended September 30, 1996.

6.     LITIGATION
       The Company established a reserve and expensed approximately $24 million ($.24 per common share) for damages and other related costs during the second quarter 1997 relative to an award by the United States District Court for the Eastern District of Virginia in the action by Applied Medical Resources Corporation against the Company alleging infringement of patents related to trocar seal systems. The accrued reserve for damages of $20.5 million is expected to be liquidated from the Company's operating cash flows and cash on hand.

7.     RESTRUCTURING
       The Company recorded restructuring charges of approximately $6 million ($.06 per common share) during the second quarter of 1997. These restructuring charges related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The majority of the cash outlays relative to these restructuring charges were made in the second quarter of 1997 with the remainder to be made by the end of 1997.

       The Company had an additional restructuring of operations in early October 1997, which resulted in staff reductions of approximately 150 employees and facility disposals as part of the Company's ongoing cost cutting initiatives. The costs associated with these terminations and facility disposals is approximately $11 million and will be recorded as a charge in the results of operations for the three months ended December 31, 1997. Additional terminations during the fourth quarter of 1997 may be necessary in order to attain the Company's cost cutting objectives. The majority of cash outlays relative to this restructuring will take place over the next six months and the residual payments will extend through the next twelve months.

8.     ACQUISITIONS
       The Company exercised its option during the third quarter of 1997 to acquire Progressive Angioplasty Systems, Inc (PAS) in a purchase transaction utilizing the Company's common stock. The cost of the acquisition, inclusive of a payment for attainment of certain milestones, was $78 million (approximately 2.1 million shares of common stock). Additionally, the Company will potentially pay up to $72 million in additional purchase price consideration, also in common stock, if and when certain additional milestones and sales objectives are achieved. In addition, the Company assumed pre-acquisition liabilities as part of this acquisition. The Company has recorded intangible assets for patents, with an amortization period of 10 years, and goodwill, with an amortization period of 25 years, as a result of the acquisition. The Company has included in its results of operations, the operating results of PAS subsequent to September 22, 1997, which is the date of acquisition.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)


       The Company acquired NeoVision Corporation during the third quarter of 1997 in a purchase transaction for approximately $43 million in cash.
       The Company has recorded intangible assets for patents, with an amortization period of 10 years, and goodwill, with an amortization period of 25 years, as a result of the acquisition. The Company has included in its results of operations, the operating results of NeoVision subsequent to September 8, 1997, which is the date of acquisition.

       The Company purchased certain assets of DRS Medical Systems during the third quarter of 1997 for approximately $2 million in cash. The Company has included in its results of operations the results from this asset purchase subsequent to September 12,1997, which is the date of the transaction.

       The purchase price allocations for the above mentioned acquisitions are preliminary and may be adjusted as additional information is obtained.

       The Company purchased Smith & Nephew, Inc.'s spinal-product business during the third quarter of 1997 for approximately $17 million in cash. The Company has recorded intangible assets for patents ($3 million), with an amortization period of 10 years, and goodwill ($13 million), with an amortization period of 30 years, as a result of the purchase. The Company has included in its results of operations the results from this asset purchase subsequent to September 12, 1997, which is the date of the transaction.

       The unaudited consolidated results of operations on a pro-forma basis for the above transactions, assuming they had collectively occurred at the beginning of 1997, and 1996 are as follows (in thousands, except per share amounts).


                                                Nine Months Ended
                                                   September 30,
                                                1997          1996
                                             ----------    ----------
Net Income applicable to common shares       $   61,400    $   53,200
Net Income per common share
  (primary and fully diluted)                $      .84    $      .86

9.     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
       In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15,1997. The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

       In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

10.    RELATED PARTY TRANSACTIONS
       The Company acquired from Seragen, Inc. (Seragen) a license to the worldwide rights to Seragen's fusion protein technology for restenosis in cardiovascular applications and a right of first refusal for intravenous infusion pump technology for use in connection with a second fusion protein. On signing, the Company received a warrant for the purchase of 500,000 shares of Seragen common stock at a purchase price of $.5625 per share. The Company paid Seragen $5.0 million for such license and may be committed to make additional payments to Seragen of $22.5 million upon the completion of certain milestones. In addition, the Company may choose to conduct, at its expense, various clinical studies and fund all pre-clinical studies, clinical trials and regulatory filings related to the licensed technology. If the Company does not proceed with the development of the restenosis technology, all rights to the restenosis technology will revert to Seragen and the Company will receive $5.0 million of the common stock of Seragen, valued at the lower of market prices at date of license acquisition or date of reversion of the technology to Seragen.

       Seragen is a publicly traded company whose shares have been delisted from the Nasdaq on September 9,1997 due to insufficient current levels of tangible assets. The shares now trade on the OTC Bulletin Board under the symbol SRGN. As of September 30, 1997, Leon C. Hirsch, Chairman and Chief Executive Officer of the Company and Turi Josefsen, Executive Vice President and President, International Operations, also of the Company, on a combined basis held approximately 27% of the voting stock of Seragen. Boston University, whose Chancellor, John R. Silber, is a member of the Board of Directors of the Company, and is also a director of Seragen, held approximately 48% of the voting stock of Seragen at September 30, 1997.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The September 30, 1997 and 1996 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1996 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                              September 30, 1997

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1997 and 1996 and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 17, 1997

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *
                        INDEPENDENT ACCOUNTANTS' LETTER

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended September 30, 1997 and 1996, as indicated in our report dated October 17, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference in Registration Statement Nos. 33-59729, 333-23677, 333-27591 and 333-34075 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
OCTOBER 17, 1997

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the third quarter of 1997, the Company attained sales of $295 million compared with sales of $280 million in the third quarter of 1996. In the first nine months of 1997, the Company achieved sales of $870 million compared with sales of $830 million in the first nine months of 1996. Sales increased 5% in the third quarter and the first nine months of 1997 in comparison to the corresponding periods in 1996.

In the third quarter of 1997, the Company reported net income of $32 million and $.43 per common share as compared with net income of $29 million and $.39 per common share (after preferred dividends of $5 million) in the third quarter of 1996. The effect of changes in foreign currency exchange rates from those existing in 1996 on results of operations had the effect of decreasing net income by $7 million in the third quarter of 1997 in comparison to the corresponding period in 1996.

In the first nine months of 1997, the Company reported net income, as adjusted, for the effect of litigation costs ($24 million or $.25 per common share), restructuring charges ($6 million or $.06 per common share) and benefits resulting from an IRS examination ($7 million or $.10 per common share) of $93.8 million and $1.26 per common share (after preferred dividends of $5 million) as compared with net income of $77 million and $1.05 per common share (after preferred dividends of $15 million) in the first nine months of 1996. The effect of changes in foreign currency exchange rates from those existing in 1996 on results of operations was to decrease net income by $17 million in the first nine months of 1997 in comparison to the corresponding period in 1996.

The following table analyzes the increase in sales in the third quarter and first nine months of 1997 compared with the corresponding periods in 1996:

                                  Three Months Ended       Nine Months Ended
In thousands                      September 30, 1997       September 30, 1997
------------                      ------------------       ------------------
Composition of Sales Increase:
Sales volume increases              $  38,200                $ 104,700
Net price changes                      (9,900)                 (29,300)
Effects of changes in foreign
  currency exchange rates             (13,300)                 (35,400)
                                    ---------                ---------

     Sales Increase                 $  15,000                $  40,000
                                    =========                =========


Changes in the health care industry continue to significantly affect the Company's marketplace. Industry consolidations, intense competition, and pricing pressures due to ongoing reform of the health care system continue in 1997.
In addition, changes in the sales mix of the Company's products will have a direct effect on the Company's future gross profit margins. International sales were adversely affected by $3 million and $16 million in the three months and nine months ended September 30, 1997, respectively, due to an industry price reduction mandated by the French government.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of products sold expressed as a percentage of sales was 41% in the third quarter and first nine months of 1997 compared to 41% and 42%, respectively, in the corresponding periods in 1996. The reduction, as a percentage of sales, in cost of products sold and improved gross margins over the comparable year to date period in 1996 is primarily attributable to higher sales volumes and ongoing cost savings initiatives. Gross margin from operations (sales less cost of products sold divided by sales) was 59% in the third quarter and first nine months of 1997 in comparison to 59% and 58%, respectively, for the corresponding periods in 1996. Changes in foreign currency exchange rates from those existing in the comparable 1996 periods decreased cost of products sold by $1 million in the third quarter and $4 million in the first nine months of 1997.

The Company's expenditures for research and development increased to $18 million in the third quarter and $52 million in the first nine months of 1997 from $16 million and $40 million, respectively, in the corresponding periods in 1996. The Company is continuing its commitment to develop and acquire unique new products and technologies for use in new surgical procedures and specialty areas, and accordingly, is incurring significant clinical and development related costs.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 38% in the third quarter and first nine months of 1997, compared with 39% in the third quarter and 40% in the first nine months of 1996. Changes in foreign currency exchange rates from those existing in 1996 had the effect of decreasing selling, general, and administrative expenses by $5 million and $14 million in the third quarter and first nine months of 1997, respectively.

The Company recorded restructuring charges of approximately $6 million during the second quarter of 1997. These restructuring charges related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The Company had an additional restructuring of operations in early October 1997, which resulted in staff reductions of approximately 150 employees and facility disposals as part of the Company's ongoing cost cutting initiatives. The costs associated with these terminations and facility disposals is approximately $11 million and will be recorded as a charge in the results of operations for the three months ended December 31, 1997. Additional terminations during the fourth quarter of 1997 may be necessary in order to attain the Company's cost cutting objectives. The majority of cash outlays relative to this restructuring will take place over the next six months and the residual payments will extend through the next twelve months.

The decrease in net interest in the first nine months of 1997, compared to the comparable 1996 period, is attributable to the reduction of bank borrowings with the proceeds from the Company's public common stock offering in June 1996 and the interest income generated by the Company's substantial cash and cash equivalents which are invested in high quality short-term liquid money market instruments.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of FAS 128 for the quarter ended September 30, 1997 are $.43 basic earnings per common share and $.41 diluted earnings per common share as compared to $.39 basic earnings per share and $.37 diluted earnings per share for the quarter ended September 30, 1996. The pro forma earnings per common share computed under the provisions of FAS 128 for the nine months ended September 30, 1997 are $1.05 basic earnings per common share and $1.02 diluted earnings per common share, as compared to $1.05 basic earnings per common share and $1.02 diluted earnings per common share for the nine months ended September 30, 1996.

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company is presently implementing changes required for its information systems relative to the new millenium "year 2000". The Company does not anticipate that the required changes will have a material effect on the Company's financial position and results of operations.

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. The redemption of the Company's Series A Convertible Preferred Stock into common stock on April 1, 1997 improved the Company's liquidity by approximately $18 million on an annual basis through the replacement of the preferred stock dividend by the common stock dividend on the newly issued shares. The Company's existing borrowing capacity consists of a $325 million syndicated credit facility and a conditional committed term loan facility of $175 million with similar terms to the present syndicated facility. The Company's uncommitted facilities have been increased slightly since December 31, 1996, and presently consist of 6 billion Japanese Yen and $145 million. Borrowings have been categorized as long-term debt as such borrowings can be refinanced under the Company's five-year syndicated bank credit agreement.

Outstanding bank borrowings increased since December 31, 1996 by $9 million to approximately $31 million at September 30, 1997. The increase in bank borrowings during the first nine months of 1997 is primarily attributable to the Company's ability to borrow under its Yen denominated committed and uncommitted credit facilities at interest rates of approximately 1% for enhanced working capital management. The credit agreements and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions on sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($48 million) since December 31, 1996 is due principally to continued ABBI machine sales, significant growth in SDI and suture sales, and in some competitive situations extended terms.

The decrease in other current assets ($24 million) since December 31, 1996 reflects the release from escrow to available cash of $15 million related to the settlement of the class action suits against the Company.

Additions to property, plant, and equipment totaled $41 million in the first nine months of 1997 compared with $32 million in the corresponding period in 1996, and consist primarily of additions to machinery and equipment ($29 million), molds and dies ($9 million), and leasehold improvements ($3 million).

The increase of $240 million in other assets since December 31, 1996 is primarily attributable to the intangible assets acquired (see Note 8, Acquisitions, in Notes to Consolidated Financial Statements) in the transactions completed during the third quarter of 1997, as well as an increase in prepaid rent relative to the North Haven facilities lease.

                                                                       Form 10-Q
                                                              September 30, 1997

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

       The Company routinely enters into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of September 30, 1997 the Company's foreign currency exchange contracts have all matured and the outstanding foreign currency option contracts will mature throughout the fourth quarter of 1997. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers and employees in the consolidated statements of cash flows. Realized and unrealized foreign currency gains and losses were immaterial during the third quarter and first nine months of 1997.

       In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments, is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows. As a result of the Company's interest rate hedging program, fluctuations in interest rates have had an immaterial effect on the Company during the third quarter and first nine months of 1997.

                                                                       Form 10-Q
                                                              September 30, 1997

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         A. In the pending action by Ethicon, Inc. ("Ethicon") against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars (see
Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), Ethicon has filed an appeal of the Court's dismissal of Ethicon's claim based on the Court's previous decision correcting the inventorship of the patent in favor of the Company's licensor. Ethicon's appeal was argued in August, 1997. The parties are awaiting a decision on the appeal. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon.

         B. In the pending action by the Company in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon alleging infringement of United States patents issued to the Company covering the Company's endoscopic multiple clip applier, the Company's motion for rehearing of the United States Court of Appeals for the Federal Circuit decision was denied thereby affirming the verdict against the Company. The Company filed a petition with the U.S. Supreme Court for review of the Court of Appeals decision. The Company believes it has meritorious claims against the defendants in the case.

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

         D. In the pending action by Ethicon Endo-Surgery against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler (See Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), on June 30, 1997 the District Court entered summary judgment in favor of the Company dismissing Ethicon Endo-Surgery's sole remaining claim. Ethicon Endo-Surgery has filed an appeal of the summary judgment.

         E. In the pending action by Surgical Dynamics, Inc. ("Surgical Dynamics") against Sofamor Danek Group, Inc. ("Sofamor Danek") and Karlin, Inc. ("Karlin") in the United States District Court for the Central District of California, in which Surgical Dynamics sought declaratory judgment that its spine fusion cage product, the Ray TFC device, did not infringe a patent owned by Karlin and licensed to Sofamor Danek (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996), on June 5, 1997 the Court granted Surgical Dynamics' motion for summary judgment of noninfringement and dismissed the defendants' counterclaims for patent infringement. Sofamor Danek and Karlin filed an appeal of the summary judgment.

                                                                       Form 10-Q
                                                              September 30, 1997

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION (CONT.)

         F. In September, 1996, the Company filed a complaint in the Chancery Court in the State of Delaware against Circon Corporation ("Circon") and individual members of its Board of Directors, asking the Court to enjoin and void a preferred share purchase agreement and various compensation arrangements adopted by Circon in response to the Company's cash tender offer for all outstanding common shares of Circon Corporation. The Company filed an amended and supplemental complaint in September, 1997 to add an additional request for an order enjoining the Circon board of directors from reinstating Mr. Richard Auhll, a current Circon board member and chief executive officer of Circon, in the event he is defeated at the annual meeting of shareholders of Circon on October 6, 1997, to declare void the purported appointment of two other Circon directors during 1997 and to enjoin the Circon board of directors from expanding the number of directors while the Company's tender offer is in existence. On September 17, 1997, the Court denied the Company's motion for an order for expedited discovery and scheduling of a preliminary injunction hearing. Discovery is continuing and no trial date has been set. In August, 1997, the Company filed an action in the Chancery Court in the State of Delaware against Circon requesting an order compelling Circon to hold an annual meeting of Circon shareholders. The Court entered a consent order ordering Circon to hold an annual meeting of shareholders on October 6, 1997. In August, 1997, the Company also filed a complaint in Chancery Court in the State of Delaware against Circon to inspect and copy certain information about Circon shareholders in connection with such annual meeting of shareholders. The Court entered a consent order ordering Circon to promptly provide the Company with certain information about Circon shareholders.

         G. On October 21, 1997, Imagyn Medical Technologies California, Inc. ("Imagyn") filed an action in the United States District Court for the Eastern District of Virginia, alleging infringement of two patents by the Company's ABBI breast biopsy product. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims by Imagyn.

         H. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims.

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

                                                                       Form 10-Q
                                                              September 30, 1997

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART. II.  OTHER INFORMATION (CONT.)


Item 2.  Changes in Securities

On September 22, 1997, the Company issued 2,074,804 shares (fair value approximately $74 million) of its $.10 par value Common Stock in the acquisition by means of a share exchange of the outstanding common stock, of Progressive Angioplasty Systems, Inc., a privately held company.

Item 6. Exhibits and Reports on Form 8-K

                  c.  Exhibits
                      Exhibit 27 - Financial Data Schedule.
                  d. Reports on Form 8-K - There were no reports filed on Form
                     8-K for the quarter ended September 30, 1997.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        UNITED STATES SURGICAL CORPORATION
                                            Registrant


                        By: ____________________________________________
                                             Richard A. Douville
                                        (Senior Vice President and
                                          Chief Financial Officer)

Dated: October 21, 1997