Form 10-K
period 1997-12-31
UNITED STATES SURGICAL CORP
filed 1998-02-03
CIK 101788

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

                                    None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sales price for Common Stock of $29.3125 on December 31, 1997 and, for purposes of this computation only, the assumption that all directors and officers of the registrant are affiliates) was approximately $2.2 billion.

   The number of outstanding shares of Common Stock, $.10 par value, of the registrant was 75,883,266 shares on December 31, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                  Portions of the Definitive Proxy Statement
        for the 1998 Annual Meeting of Stockholders of the Registrant
       Incorporated By Reference Into Part III, Items 10, 11, 12 and 13

                      UNITED STATES SURGICAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    INDEX





                                    PART I

ITEM                                                                      PAGE
----                                                                      ----
  1.  Business ..........................................................    1
  2.  Properties ........................................................   11
  3.  Legal Proceedings .................................................   11
  4.  Submission of Matters to a Vote of Security Holders ...............   13
      Executive Officers of the Registrant ..............................   14


                                   PART II

  5.  Market for Registrant's Common Stock and Related
        Stockholder Matters .............................................   16
  6.  Selected Financial Data ...........................................   17
  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................   18
  8.  Financial Statements and Supplementary Data .......................   24
  9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................   24


                                   PART III

10.   Directors and Executive Officers of the Registrant ................   25
11.   Executive Compensation ............................................   25
12.   Security Ownership of Certain Beneficial Owners and
        Management ......................................................   25
13.   Certain Relationships and Related Transactions ....................   25


                                   PART IV

14.   Exhibits, Financial Statement Schedules and Reports
        on Form 8-K .....................................................   25
      Signatures.........................................................   28
      Index to Consolidated Financial Statements
        and Financial Statement Schedule.................................  F-1

PART I


ITEM 1.  BUSINESS.

NATURE OF BUSINESS

     United States Surgical Corporation (the Company) is a Delaware corporation primarily engaged in developing, manufacturing and marketing a proprietary line of technologically advanced surgical products to hospitals throughout the world. The Company specializes in technologies that improve patient care and lower health care costs. The Company develops, manufactures and markets surgical staplers, laparoscopic products and sutures and products in numerous surgical specialties including spine surgery; vascular and cardiovascular surgery and interventional cardiology; urology; and breastcare. The Company has also recently completed the acquisition of Valleylab, the world's leading manufacturer and marketer of electrosurgical and ultrasound surgical products. The Company currently operates domestically and internationally through subsidiaries, divisions and distributors. Except where the context otherwise requires, the term Company includes the Company's divisions and subsidiaries.

     The market that the Company services continues to be adversely affected by cost consciousness on the part of health care providers and payors and is experiencing slower growth rates resulting from efforts to reduce costs and by uncertainties connected with health care reform. The Company believes, however, that in the evolving domestic health care system, its products offer a significant opportunity for reducing costs for the total health care system while providing considerable advantages for the patient. The Company has also been impacted negatively by aggressive pricing by competition and the increasing use of managed care, centralized purchasing decisions by group purchasing organizations, consolidations among hospitals and hospital groups, and integration of health care providers.

     To respond to these business conditions, the Company has expanded its marketing efforts to meet the needs of hospital management through cost effective pricing programs, by assisting hospitals in implementing more efficient surgical practices, and by demonstrating the favorable economics associated with the use of the Company's products. The Company has also implemented a strategy to expand its product lines beyond general surgery through a program of acquisitions and alliances in a number of surgical specialties where the Company believes market conditions and product innovation offer substantial growth opportunities, including the following acquisitions:
Surgical Dynamics and the Smith & Nephew spinal products business (spine surgery); Progressive Angioplasty Systems and a controlling interest in Medolas (vascular and cardiovascular surgery and interventional cardiology); the strategic alliance with Trex Medical and the acquisition of NeoVision (breastcare); and the acquisition of Valleylab. In addition, the Company continues to expand its product and technology base in its established businesses through investment in internal research and development and acquisition of new technologically advanced products that provide better patient care and an effective means of reducing hospital costs.

Although the Company believes that these areas of surgical practice offer significant opportunities for revenue growth and profitability, considerable risks may be involved and there can be no assurance that favorable results will be achieved. Costs of acquiring or developing instruments for use in specialty applications continue to be significant, which could adversely affect both near term and longer term results if successful products are not developed and introduced. In addition, considerable competition exists for products used in these surgical specialties, including competitors developing other techniques and from sources of more traditional products. Further, acceptance of newer techniques, even with demonstrated clinical advantages, may be slow given concerns as to expenditures for newer practices by health care payors and requirements for extensive training with newer approaches. The Company believes that, despite the uncertainties inherent in development of new technologies, the patient and the health care market will be better served by the introduction of more efficacious and less traumatic procedures across the operating room environment.



---------------
Trademarks of United States Surgical Corporation are in italicized capital letters.

PRODUCT CONTRIBUTION

     The Company's current products constitute a single business segment. Surgical products accounted for all of the Company's net sales and profits in each of the years ended December 31, 1997, 1996 and 1995.


WOUND CLOSURE PRODUCTS

AUTO SUTURE Stapling Products, Clip Appliers, Products for Minimally Invasive Surgery and Suture Products

The Company is a leading multinational developer, manufacturer and marketer of innovative surgical wound closure products. In this category, principal products consist of a series of surgical stapling instruments (both single use and reusable), and single use loading units (DLUs) for use with stapling instruments and single use surgical clip appliers. The instruments are an alternative to manual suturing techniques utilizing needle/suture combinations which enable surgeons to reduce blood loss, tissue trauma and operating time while joining internal tissue, reconstructing or sealing off organs, removing diseased tissue, occluding blood vessels and closing skin, either with titanium, stainless steel, or proprietary absorbable copolymer staples or with titanium, stainless steel, or proprietary absorbable copolymer clips. Surgical stapling also makes possible several surgical procedures which cannot be achieved with surgical needles and suturing materials. The single use instruments and DLUs are expended after a single use or, in the case of reloadable single use instruments, after a single surgical procedure.

     The Company offers certain of its products in both single use and reusable versions. Single use instruments reduce the user's capital investment, eliminate the risks and costs associated with maintenance, sterilizing and repair of reusable instruments, and provide the surgeon with a new sterile instrument for each procedure, offering more efficacious and safer practice for both patients and operating room personnel. Reusable instruments provide an alternative for surgeons and hospitals. The materials used in the Company's absorbable staples and clips are proprietary copolymers developed and manufactured by the Company.

The Company is a leading manufacturer and marketer of specialized wound management products designed for use in the field of minimally invasive surgery. This surgical technique (also referred to as laparoscopic or endoscopic surgery) requires incisions of up to one half inch in diameter through which various procedures are performed using laparoscopic instruments and optical devices, known as laparoscopes or endoscopes, for viewing inside the body cavity. Laparoscopy generally provides patients with significant reductions in post-operative hospital stay, pain, recuperative time and hospital costs, with improved cosmetic results, and with the ability to return to work and normal life in a shorter time frame. The Company has developed and markets single use surgical clip appliers and stapling instruments in a variety of sizes and configurations designed for laparoscopic uses. The Company's products in this area also include trocars, which provide entry ports to the body in laparoscopic surgery, and a line of instruments which allows the surgeon to see, cut, cauterize, clamp, retract, suction, irrigate or otherwise manipulate tissue during a laparoscopic procedure. The Company also designs and markets laparoscopes. Applications for minimally invasive surgery currently include cholecystectomy (gall bladder removal), hysterectomy, hernia repair, bladder suspension for urinary stress incontinence, anti-reflux procedures for correction of heartburn, and various forms of bowel, stomach, gynecologic, urologic, pediatric and thoracic (chest) surgery. The Company believes that laparoscopy can also be used effectively in many other surgical procedures.

     Sutures comprise a major portion of the wound closure market. Since most surgical procedures which use staples also require manual suturing, the Company considers sutures to be a natural complement to its stapling instrumentation. The Company is continuing its expansion into this mature global market. The Company offers a complete suture product line, including both absorbable products and non-absorbable suture products. The Company believes that its sutures have significant technological advantages over competitors' products. The Company's BIOSYN suture, introduced in late 1995, is the first synthetic, absorbable suture which combines the benefits of a monofilament suture with many of the advantages of braided sutures, such as ease of handling and knot holding capability. BIOSYN sutures compete effectively with its competitors' gut, absorbable braided and absorbable monofilament sutures (both short and long term), providing uses across a wide variety of surgical applications. BIOSYN sutures provide hospitals with an efficacious suture material that permits material standardization and code consolidation. USSC expects to introduce a dyed version of BIOSYN in early 1998.

     BIOSYN and POLYSORB, USSC'S synthetic absorbable sutures, are designed to address all of the surgeons absorbable suture needs in two absorbable suture materials. SURGIPRO mesh fabrics are designed for applications in both open and endoscopic surgery such as hernia repair. SURGALLOY needles are designed to meet the sharpness and strength requirements of the specialty surgeons in fields such as cardiovascular, opthalmological, plastic surgery, neurosurgery, and others.

     The Company's suture sales strategy allows the Company to compete more effectively for contracts with customers that prefer to purchase all of the hospital's wound closure needs from a single vendor, particularly as individual hospitals, buying groups and hospital alliances continue to consolidate their purchasing.

SPINE SURGERY PRODUCTS

     In the orthopedic field, Surgical Dynamics, Inc. ("Surgical Dynamics" or "SDI"), a subsidiary of the Company, is a leading developer and manufacturer of spinal cages and other instrumentation for spine surgery and instruments for arthroscopic procedures.

     Surgical Dynamics offers an endoscopic spinal system, consisting of a variety of instruments for application in lumbar discectomy and fusion, and in video assisted thoracic spine procedures. Surgical Dynamics' RAY TFC (threaded fusion cage) device represents a new technological advance in implantable spine devices. They provide a supporting lattice for bone in-growth for patients with degenerative disc disease with many advantages over present practices for fusing the spine, and can reduce post-operative pain and recovery time. Several other companies are developing or currently offer such devices, and such competition could adversely impact the Company's opportunities in this area.

      The DURA CLOSE Clip Applier permits both spine and brain surgeons to achieve a sutureless, water-tight closure of the dura, the outer covering of the brain and spinal cord. The ARTHROSEW Suturing Device simplifies suturing in a confined area, which the Company believes will be useful in performing arthroscopic and open shoulder repair surgery. The SDsorb Suture Anchor system provides the surgeon with a quick and efficient means of anchoring soft tissue to bone in arthroscopic shoulder procedures. Made from the Company's proprietary LACTOMER copolymer, the anchor provides secure holding power for the critical healing period and is absorbed by the body, eliminating the need to leave residual metal. Surgical Dynamics' E-Z TAC absorbable surgical tack, offers a unique surgical solution for anterior instability shoulder injuries and is also made from the Company's proprietary LACTOMER copolymer. Surgical Dynamics also offers a reusable disposable 4mm arthroscope that provides the same visual quality as the finest scopes on the market, but at significantly reduced purchase and maintenance costs for its customers. Surgical Dynamics introduced in 1997 the SDsorb Meniscal Stapler which provides surgeons with a simple, cost-effective means to repair the meniscus, the shock-absorbing cartilage in the knee.

      During the later part of 1997, Surgical Dynamics acquired Smith & Nephew's spinal product business, including spinal instrumentation systems for cervical, thoracic and lumbar procedures, and instruments for minimally invasive spinal surgery. This acquisition enables Surgical Dynamics to offer spine surgeons a broader range of products including rigid spinal fixation systems.

     Surgical Dynamics sells through distributor sales networks and maintains its own training, research and development, marketing and sales management organizations. Surgical Dynamics has trained a substantial number of surgeons in procedures utilizing its products. Although the Company believes that spinal surgery offers the potential for new markets for its products, sales of these products may depend on acceptance of the procedure by orthopedic surgeons and neurosurgeons. In addition, specialized training may be required. Surgical Dynamics' spinal products include products designed to be permanently implanted in the human body. There has been substantial litigation in the spinal implant industry in recent years and the Company faces the business risk of financial exposure to product liability claims.

VASCULAR THERAPIES

Products for Vascular and Cardiovascular Surgery and Interventional Cardiology

     During the latter part of 1997, the Company established Vascular Therapies, a new division to develop and market the Company's products for vascular and cardiovascular surgery and interventional cardiology.

     The Company offers specialized instrumentation for use in vascular procedures, including its VCS vascular clip applier, a device which permits arteriotomies, venotomies, and vascular anastomoses without penetration of the inner wall of the vessel. During 1997, the Company received FDA approval of the Company's ONE-SHOT instrument for joining small vessels, including coronary arteries. The ONE-SHOT simultaneously applies a sequence of non-penetrating titanium clips around the everted edges of the two vessels to be joined. The clips allow the smooth inner linings of the two vessels to line up, creating a connection and unobstructed path for blood flow. The device can be used in open and minimally invasive vascular surgery such as coronary artery bypass graft surgery which simplifies the process of creating the bypass and significantly reducing operating time.

     The MINI HARVEST system products permit minimally invasive harvesting of the saphenous vein from a patient's leg in connection with cardiovascular surgery. This procedure requires only a few small incisions rather than an incision running the length of the patient's leg, minimizing patient discomfort and scarring.

     The MINI-CABG line of instruments allows surgeons to operate on a beating heart through a 3 to 4-inch incision between the ribs instead of the 12-inch incision associated with traditional approaches. The MINI-CABG products permit reduced operating time, recuperating time and costs, and reduce risks associated with current practices. The Company's MINI-CABG instruments include the AUTO SUTURE Universal Retractor Base system, which maintains an operative window through the chest incision and includes a fully adjustable retractor, the Site-Light for illumination of the operative site, and the Site-Blower for maintaining a clean operative field; the AUTO SUTURE Indicator 30 MINI-CABG Site Stabilizer, which provides the surgeon with a means of controlling the heart movement throughout the delicate procedure; the AUTO SUTURE SURGISTICH instrument, which allows the surgeon to sew vessels together in a very confined space; and the THORA-LIFT, a reusable rib retractor launched in 1997. The Company has developed CARDIOSTICH, an automated stitcher and associated DLUs and valve holder for minimally invasive cardiac applications. The Company believes the techniques permitted by these instruments will allow for smaller incisions, reduced operating time and reduced risks associated with current practices. The Company expects to have CARDIOSTICH available for sale in the first half of 1998. The Company also expects to launch in the first half of 1998 procedure kits for both standard and minimally invasive beating and arrested heart procedures.

     During the later part of 1997, the Company acquired Progressive Angioplasty Systems, Inc., a developer and marketer of a line of coronary stents and balloon angioplasty catheters. Angioplasty is performed to enlarge vessels that have become blocked due to a build up of plaque. During angioplasty, a balloon-tipped catheter is inserted through a vessel in the patient's arm or leg and guides the balloon to the obstruction. The balloon is inflated, which presses plaque back against the vessel wall, increasing the diameter of the artery and restoring blood flow to the coronary artery. Coronary stents are tiny metal scaffolds deployed in the vessel in conjunction with balloon angioplasty to reduce restenosis, the narrowing or partial occlusion of the vessel occurring within six months following the angioplasty procedure.

     The PARAGON coronary stent is made of martinsitic nitinol, is balloon expandable and is designed for improved trackability, flexibility and radiopacity. The PARAGON coronary stent received regulatory approval in Europe in late 1997 and completed a Phase II IDE clinical trial in the United States. The angioplasty balloon catheter products include the CHAMPION over the wire catheters and the TNT rapid exchange catheters which come in a variety of sizes and configurations, including high pressure balloon materials and WRAP, a unique design to lower balloon profiles for improved lesion crossability.

      The Company is continuing development of a new technology to reduce restenosis in patients following balloon angioplasty and stenting procedures. Intravascular radiation therapy is a new technology which places a tiny radioactive guide wire or balloon catheter in the artery, delivering either gamma or beta radiation to the damaged portion of the vessel. The radiation is intended to decrease the proliferation of the scar tissue that reclogs the vessel following angioplasty or stenting. A Phase I IDE clinical trial for the ANGIORAD Gamma Wire System was commenced during the later part of 1997. The Company is also developing the RADIANT Beta Balloon Catheter System to deliver beta radiation to the lesion site following a balloon angioplasty or stenting procedure.

      The Company is also continuing development of products for transmyocardial revascularization and percutaneous transmyocardial revascularization (frequently known as TMR and PTMR, respectively), promising cardiovascular surgical and interventional cardiology procedures that are designed to create pathways for blood to reach oxygen-starved heart tissue in patients with coronary artery problems. In connection with this program, the Company owns a controlling interest in Medolas Gesellschaft fur Medizintechnik GmbH, a German laser developer and manufacturer, and has exclusive worldwide rights to market Medolas' excimer lasers for TMR and PTMR. The excimer laser dissolves tissue in a photo-ablative process, as opposed to burning tissue in a heat-intensive process. During the later part of 1997, the Company entered into an alliance with The Spectranetics Corporation (Spectranetics) under which the Company purchases excimer laser systems and fiber optic probes and has co-exclusive rights to their excimer laser coupling technology for TMR and PTMR. The Company believes that the approximately 200 currently installed Spectranetics' excimer laser systems can also be modified for TMR. A Phase II IDE clinical trial is expected in 1998.

     The Company believes its products may also be used for a variety of minimally invasive cardiovascular and peripheral vascular surgeries and endovascular procedures, and is developing additional instruments for use in such procedures. While the Company believes its products may be useful in coronary surgery, surgeons practicing in this field have not traditionally performed minimally invasive surgery or used single use instruments extensively and no assurance can be given as to the acceptance of such products or techniques in this area.

     Considerable competition exists for entry into the interventional cardiology, vascular and cardiovascular fields, including competition from more traditional approaches, from technology which adopts the same approach as the Company's line of instruments, and from technology which allows alternative techniques. The Company believes its products will be competitive, but can provide no assurance as to success or timing of the development programs or regulatory approvals or the success or acceptance of the products in the marketplace.

BREASTCARE PRODUCTS

     The Company is continuing development of a comprehensive approach to breast care. The Company's ABBI system, incorporates a stereotactic table and the Company's ABBI biopsy device. The ABBI biopsy device combines wire localization with removal of a biopsy specimen. This system allows a one-step, minimally invasive process for breast biopsy, offering the surgeon increased accuracy and control, and helping hospitals reduce procedural and operating room costs. The one piece larger specimen (5 mm to 20 mm in diameter) obtained by the ABBI system aids in specimen orientation and diagnosis during pathology assessment, and facilitates physicians' decision making for improved results. The Company offers the stereotactic tables under a strategic alliance with Lorad, a unit of Trex Medical Corporation and a leading manufacturer of stereotactic equipment. The Company received FDA approval in the later part of 1997 to market its MIBB minimally invasive breast biopsy device. MIBB permits doctors to remove multiple tissue samples as small as 2mm in diameter using either stereotactic x-ray (the ABBI system) or 3-D ultrasound (the SONOPSY system) technology.

     The Company's SONOPSY system incorporates a proprietary breast compression device with an automated three-dimensional ultrasound scanner to accurately locate and biopsy suspicious lesions using MIBB or USSC's core needle biopsy products. The Company acquired the SONOPSY system during the later part of 1997 in connection with its acquisition of NeoVision Corporation with which it previously had a sales and marketing agreement. The Company expects to offer multiple versions of SONOPSY, including a version that integrates ABBI and SONOPSY so that the clinician can simultaneously image by ultrasound or x-ray for biopsy guidance, potentially increasing the number of women who can benefit from ABBI or MIBB biopsies. During the later part of 1997, the Company enhanced its ultrasound technology capabilities by acquiring the assets of DRS Medical Systems, Inc., a developer and marketer of ultrasound systems for medical applications.

      Other companies market or are developing equipment and devices for performing minimally invasive breast biopsies which remove tissue samples in fragmented pieces, or for diagnostic procedures without biopsies through medical imaging, and there can be no assurance as to the impact of such competing products on the Company's penetration into this field. However, the Company believes that the ABBI biopsy device, which provides a larger specimen, the MIBB biopsy device, which provides smaller specimens, and the SONOPSY system offer a comprehensive approach to imaging and diagnosis for breast care, providing significant advantages over competing devices.

      In January, 1998, the Company introduced its NAVIGATOR Gamma Guidance System. The NAVIGATOR System and the Company's LYMPHAZURIN Blue Dye are principal products designed for use by surgeons during a lymphatic mapping procedure. Current treatment standards for many cancer patients call for an Axiallary Lymph Node Dissection (ALND) in conjunction with resection of the primary tumor. In this procedure, up to 25 lymph nodes are harvested in order to obtain critical staging information. Due to the radical nature of this surgery, ALND is associated with a high degree of post-operative morbidity. Lymphatic mapping is a minimally invasive technique that allows the surgeon to harvest the sentinel (primary) lymph node from the affected nodal basin through a small incision. The NAVIGATOR System is used to track a radioactive mapping agent in the lymph node basin while the LYMPHAZURIN is used to dye the appropriate lymph nodes blue, thus aiding in the identification of the sentinel node. The procedure is designed to provide a less traumatic patient staging with lower morbidity and costs compared to the more radical ALND procedure. The lymphatic mapping procedure is currently being utilized for staging patients who have been diagnosed with malignant melanoma and breast cancer. Other companies market or are developing products for lymphatic mapping or for diagnostic procedures without lymphatic mapping, and such competition could adversely impact the Company's opportunities in this area.

VALLEYLAB ACQUISITION

      In December, 1997, the Company entered into an agreement with Pfizer, Inc. to acquire Valleylab, a leading manufacturer of electrosurgical and ultrasound surgical products based in Boulder, Colorado, which has been in existence for over 30 years. The Valleylab acquisition, which is the largest acquisition in the Company's history, was completed in early 1998 (see Note T of Notes to Consolidated Financial Statements).

     Valleylab's products consist primarily of electrosurgical generators, pencils, accessories, and patient return pads. In addition, Valleylab products include ultrasound cutting devices including generators, handpieces, tubing and titanium tips, and laparoscopic surgical devices. Electrocautery, which has been utilized in surgery since the 1920's, offers a safe, versatile and effective method to cut and coagulate tissue and is utilized in a broad range of surgical applications. Electrical current flows from the generator to the active electrode (an electrosurgical pencil or other surgical instrument) and then through the body tissue to the patient return pad where it is collected and returned to the generator. Ultrasonic aspiration systems use a combination of mechanical vibration and suction to selectively fragment tissue. An ultrasonic aspirator system consists of an ultrasonic generator, a handpiece and a single-use pack containing tubing and titanium tips. A transducer within the handpiece vibrates the hollow titanium tip at ultrasonic frequencies while suction is applied to the tip core. When applied to a surgical site, tissue with high water content is fragmented and aspirated. Valleylab is currently developing several additional products and product enhancements which use radio-frequency energy and are designed to improve clinical outcomes and reduce procedure cost and duration. Several other companies are developing or currently offer such products, and such competition could adversely impact the Company's opportunities in this area. The Company believes that such products will be competitive but can provide no assurance as to the success or timing of the development programs or regulatory approvals or the success or acceptance of the products in the marketplace.

     The Valleylab acquisition constitutes a major milestone in the Company's strategy to grow through acquisition. The Company believes that Valleylab offers a major opportunity for the Company to acquire a leading medical device company with strong brand name recognition, an established customer base and demonstrated profitability. The Company believes that the Valleylab business provides substantial growth opportunities principally through innovative product upgrades, aggressive expansion of international sales through the Company's subsidiaries and international distributor network, and through Valleylab's substantial expertise and product development activities in women's healthcare and radiofrequency energy which will complement the Company's internal product development efforts in these areas.


OTHER PRODUCTS

      The Company is continuing development of a new technology for treating benign prostate hyperplasia (BPH), an enlargement of the prostate that constricts the urethra, making urination difficult and causing other bothersome symptoms. This condition affects more than 13 million men worldwide and results in more than 500,000 surgical procedures annually. The most common procedure for BPH uses electrocautery to burn away prostate tissue. Although effective, the procedure requires general or spinal anesthesia, uncomfortable and confining post-operative catheterization and a four to six week recovery period. The procedure also has potentially serious side effects -- including impotence -- and costs approximately $8,000.

     The Company's Radio Frequency Therapy (RFT) system is completely automated and uses radio waves and a flexible scope, which most surgeons already own. The Company's system, combined with the scope, is designed to allow surgeons to perform the procedure in their offices using only local anesthesia and with shorter operating time. Patients should not require postoperative catheterization and should be able to resume normal activities in a few days. The RFT system will not only be better for the patient, but will offer the first truly cost-effective minimally invasive approach to BPH. It will be available outside the United States during the first half of 1998. The Company expects competition related to its RFT system, including competition from other device manufacturers and from treatment by means of drugs, and such competition could adversely impact the Company's opportunities in this area.

     The Company maintains an alliance with V.I. Technologies, Inc. and obtained exclusive worldwide rights to market V.I. Technologies' human fibrin glue for wound healing applications. The product is a tissue adhesive, treated by a unique method to address viral transmission concerns, and is intended to be used during surgical procedures to augment or replace sutures or staples for wound closure. The Company also owns approximately 9% of the outstanding shares of Alexion Pharmaceuticals, Inc., which is traded on the NASDAQ System. The Company maintains an alliance with Alexion with respect to worldwide manufacturing and marketing rights to market Alexion's transgenetically engineered non-human cells, tissues, and organs. The Company has certain options to fund Alexion's future research and development and pay royalties on any resulting product sales. During the later part of 1997, the Company purchased additional equity, exclusive licensing rights and certain xenograft manufacturing assets from Alexion. Although the Company believes that the V.I. Technologies and Alexion Pharmaceutical technologies are highly promising, substantial additional research and development and clinical trials, including premarket approval by the FDA, will be required before any products could be introduced to the domestic market, and no assurance can be given that the products will be successful. Moreover, a number of other companies are engaged in similar research, and such competition could adversely impact the Company's opportunities in these areas.

MARKETING AND SALES

     Domestically, the Company markets its products to surgeons, nurses and materials managers of hospitals primarily through the sales employees of its Auto Suture Company division. Outside the United States, the Company markets its products in 25 countries and in the Commonwealth of Puerto Rico by direct sales employees of 20 sales and marketing subsidiaries, and through its authorized distributors in 64 other countries.

     The Company maintains its own direct sales force employed by subsidiaries operating in Algeria, Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Italy, Japan, Korea, Luxembourg, Morocco, the Netherlands, New Zealand, Norway, Poland, Puerto Rico, Russia, Spain, Sweden, Switzerland, Tunisia and the United Kingdom. During 1997, the Company established subsidiaries in Korea and Brazil to begin marketing its products directly to customers.

     All sales employees of the Auto Suture Company, of the Company's subsidiaries, and of the Company's authorized international distributors receive specialized training with respect to the Company's products, consisting of an extensive training course that prepares them to provide surgeons and hospital personnel with technical assistance, including scrubbing in surgery as technical advisors, in connection with the use of the Company's products. The training courses are developed and conducted by the Company at its expense. The training course includes an introduction to anatomy and physiology, the study of surgical terminology, aseptic surgical techniques such as scrubbing, gowning, gloving and operating room protocol and the use of the Company's instruments. The Company's training curriculum also prepares sales personnel to assist hospital administrators in implementing efficient surgical practices and in realizing the economic benefits afforded by the Company's products.

     The Company demonstrates its products on artificial foam organs and through the use of films, video cassettes, technical manuals and surgical atlases.

     The Company also sells to domestic distributors under a program known as Just-in-Time (JIT) distribution. Under the JIT program, the Company sells its products to a distributor selected by a participating hospital and the distributor sells the product to the hospital on an as needed basis. Sales through the JIT program currently comprise approximately 42% of the Company's domestic business.


     The Company reflects its commitment to the continuing education of the surgical community by assisting a substantial number of medical schools, hospitals and educational organizations in training residents, nurses, surgeons and administrators in the techniques of wound management using all of the Company's product lines. With the increasing number of advanced surgical procedures being performed, the Company also supports proctorships and preceptorships where an experienced surgeon clinically assists and teaches a surgeon in the operating room.

     The Company markets to hospital administrators and hospitals through purchasing groups as well as to surgeons, by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits of minimally invasive surgery. The Company's PARTNERING WITH USSC program, is designed to help hospital administrators reduce costs, enhance quality and increase revenue. The program encompasses the Company's BEST PRACTICES program, which assists hospitals in a continuous effort to perform surgery more efficiently, enabling hospitals to analyze and reduce systemwide costs. This program also provides surgeon and staff training programs and development of clinical guidelines for high-quality and efficient patient care through minimally invasive surgery, as well as assistance with managed care contracting and customized marketing materials. The Company also provides training programs for primary care physicians in the use and advantages of minimally invasive surgery, as they become the gatekeepers to managed care. These approaches are designed to assist hospitals in remaining competitive in the current health care environment.

     During 1997, the Company continued to expand its PARTNERING WITH USSC program to provide hospitals with turn-key marketing and management practice programs. These include the Company's WOMEN'S INITIATIVE, designed to help hospitals become the provider of choice in women's health care, and the Company's PHYSICIAN'S INITIATIVE, which assists physicians with management of their practices. The PHYSICIAN'S INITIATIVE includes the Outcomes Measurement Tool, a software program designed to help providers document the competitive advantages of their surgical practices to managed care organizations, and the Practice Benchmarking Tool, a program which helps physicians compare their practice to national norms.

     International sales represented approximately 47% of the Company's net sales in 1997, 50% in 1996, and 49% in 1995. International sales included sales through international subsidiaries, which were approximately 42% in 1997, 45% in 1996, and 44% in 1995, of consolidated net sales and sales to international distributors and to end users in countries not otherwise serviced by the Company, which were approximately 5% in 1997, 1996 and 1995, of the consolidated net sales. (See Note N of Notes to Consolidated Financial Statements for additional information by geographical area.)

     Orders for the Company's products are generally filled on a current basis, and order backlog is not material to the Company's business.

MANUFACTURING AND QUALITY ASSURANCE

     Manufacturing is conducted principally at two facilities: North Haven, Connecticut, and Ponce, Puerto Rico. Manufacturing includes major assembly and packaging of products. The Company produces all material for its synthetic absorbable staples, clips, tacks and sutures, including suture anchors, internally. Needles contained in certain of the Company's suture products are produced at its facilities in North Haven, Connecticut. Other needles and suture materials are supplied by several manufacturers. The Company's reusable steel surgical staplers, components for the products the Company manufactures, and a minor portion of the Company's DLUs and the disposable laparoscope are supplied by several independent non-affiliated vendors. Surgical Dynamics RAY TFC threaded fusion cages are supplied by independent non-affiliated vendors using proprietary licensed designs.

     Raw materials necessary for the manufacture of parts and components and packaging supplies for all of the Company's products that are manufactured by it are readily available from numerous third-party suppliers.

     The Company considers quality assurance to be a significant aspect of its business. It has a staff of professionals and technical employees who develop and implement standards and procedures for quality control and quality assurance. These standards and procedures cover detailed quality specifications for parts, components, materials, products, packaging and labeling, and testing of all raw materials, in-process subassemblies and finished products, to assure compliance with the Company's standards. The Company has obtained International Standards Organization ("ISO 9000") certification for its plants in Connecticut and Puerto Rico.

RESEARCH AND DEVELOPMENT

     The Company believes that research and development is an important factor in its future growth. The Company engages in a continuing product research, development and improvement program at its Norwalk and North Haven, Connecticut and Menlo Park, California facilities and through funding of research and development activities at major universities and other third parties. It employs a staff of engineers, designers, toolmakers and machinists that performs research and development as well as manufacturing support functions. During 1997, 1996, and 1995, the Company's research and development expenses were approximately $71,800,000, $58,000,000, and $43,100,000, respectively. Within the past three years the Company has introduced 39 new products that are the result of research and development conducted by the Company. Approximately 45% of 1997 sales revenues were generated from the sale of products introduced within the preceding five years.

     The Company focuses its research and development resources on products and redesign of existing products which are best suited to customer needs in the current cost conscious health care environment, including an aggressive program of exploring new opportunities for advancement in the surgical field.

PATENTS AND TRADEMARKS

     Patents are significant to the conduct of the Company's business. The Company owns or obtained exclusive rights to 122 new U.S. patents issued in 1997 (including patents purchased through acquisitions of companies or technology), 144 such patents issued in 1996, and 166 such patents issued in 1995. Overall, the Company currently owns approximately 860 unexpired U.S. utility and design patents covering products it has developed or acquired and having expiration dates ranging from less than one year to 17 years. No patents will expire in the near future which are material to the Company's results of operation or financial position. Moreover, the Company has many additional U.S. patent applications pending. The Company's practice and experience is to develop or acquire rights or licenses to innovative patented products and continuously update its existing technology. The Company also has a significant number of foreign patents and pending applications.

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

COMPETITION

     There is intense competition in the markets in which the Company engages in business. Products competitive with the Company's staplers, clip appliers and sutures include various absorbable and non-absorbable sutures, staples, clips and tape, as well as single use staplers. Many major companies that compete with the Company, such as Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary and Sherwood-Davis & Geck, a division of American Home Products Corporation, have a wider range of other medical products and dominate much of the markets for these other products. Ethicon markets, in addition to sutures and other wound closure products, single use skin staplers, clip appliers, and internal staplers. Sherwood-Davis & Geck markets single use skin staplers, clip appliers and suture materials. The Company believes that these major companies will continue their efforts to develop and market competitive devices.

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

     The latest market studies show Ethicon currently has in excess of 70% of the domestic suture market. The Company expects that, because the size of the total sutures market is relatively stable, any increase in the Company's market share in this area will have to be earned at the expense of the other current market participants. The Company believes that the technological advantages of its sutures will enable it to compete effectively with these companies and that its market share in sutures will continue to grow.

     There is intense competition in sales of products for use in spinal, vascular, cardiovascular, interventional cardiology, breast biopsy, urologic, orthopedic and oncological procedures. A broad range of companies presently offer products or are developing products for use in such procedures. Many of such companies have significantly greater capital than the Company and are expected to devote substantial resources to development of newer technologies which would be competitive with products which the Company may offer. There are also a number of smaller companies which offer such products which present additional competition. Competitors which are developing or offering products in spine procedures include Spine-Tech, Inc. and Sofamor Danek, Group, Inc. Principal competitors which are developing or offering cardiovascular, vascular and interventional cardiology products include Johnson & Johnson's Ethicon and Cordis subsidiaries, Boston Scientific Corporation, Medtronic, Inc., Guidant Corporation, C.R. Bard, Inc., Heartport, Inc. and CardioThoracic Systems, Inc. Ethicon, through its acquisition of Biopsys Medical, Inc. and its alliance with Fischer Imaging Corporation, offers products which compete directly with the Company's ABBI System.

     The market for Valleylab's electrosurgical and ultrasound surgical products is highly competitive with competition from other manufacturers and from suppliers with products employing other technologies. Competitive pricing pressure and the introduction of new products by competitors could have an adverse effect on Valleylab's revenues and profitability. Competitors of Valleylab products include Minnesota Mining and Manufacturing Company, ConMed Corporation and Erbe Electromedizin GmbH. The Company believes that Valleylab's strong brand name recognition, established customer base and growth opportunities available through product upgrades, expansion of international sales and development of new innovative products will enable it to compete effectively in this field.

     The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, educational services, including sponsorship of training programs in advanced laparoscopic techniques, and more recently, assisting hospital management with cost containment and marketing programs. Some of the Company's major competitors have greater financial resources than the Company. Some of its competitors, particularly Ethicon, have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current health care environment, cost containment has become a significant factor in purchasing decisions by hospitals. As a result, the Company's traditional advantage of product superiority has been impacted. The Company has responded to this aspect of competition by competitive pricing and by offering products which meet hospital cost containment needs, while maintaining the technical superiority of its products and the support of its sales organization.

     The Company collaborates with some of the most prestigious academic medical centers in the world to establish Centers of Excellence for training in many diverse disciplines. These centers are devoted to teaching residents and surgeons in the use of new instrumentation, developing new technologies, conducting preclinical trials and other research projects. In today's managed care environment, these multi-center studies also bring into sharper focus the cost benefits of a wide range of the Company's products.

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

GOVERNMENT REGULATION

     The Company's business is subject to varying degrees of governmental regulation in the countries in which it operates. In the United States, the Company's products are subject to regulation as medical devices by the FDA, as well as by other federal and state agencies. These regulations pertain to the manufacturing, labeling, development and testing of the Company's devices as well as to the maintenance of required records. An FDA regulation requires prompt reporting by all medical device manufacturers of an event or malfunction involving a medical device where such device caused or contributed to death or serious injury or is likely to do so.

     Federal law provides for several routes by which the FDA reviews medical devices prior to their entry into the marketplace. In the past, the Company's stapling and endoscopic products have been cleared by the FDA under the most expedited form of pre-market review or have not required FDA approval. The Company, along with the rest of the industry, had for several years experienced lengthy delays in the FDA approval process. More recently, the timeliness of the FDA's review has improved. Timely product approval is important to the Company's maintaining and/or obtaining technological competitive advantages. Other than lengthy FDA product approval delays, the Company has not encountered any other unusual regulatory impediments to the introduction of new products. To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Many of these future products may require lengthy human clinical trials and the Pre-Market Approval of the FDA relating to class III medical devices. The Company knows of no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital, risk of entry by competitors, and risk of changes in the marketplace prior to market approvals being obtained.

     Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In general, the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January 1, 1995. The new regulations subject the Company to a single regulatory scheme for all of the participating countries. The Company has taken the necessary steps designed to assure ongoing compliance with these new, more rigorous regulations, including obtaining ISO 9000 certifications of its operations. The Company expects that it will be able to market its products in Europe with a single registration applicable to all participating countries. The Company is also able to respond to various local regulatory requirements existing in all other international markets.

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

     The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions through group purchasing organizations, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors, along with competition, have contributed to continuing reductions in prices for the Company's products and, in the near term, to slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

     The Company could potentially benefit from this focus on cost containment and on managed care. Stapling, minimally invasive surgery and spinal cages decrease operating room time including anesthesia, patient recovery time and in many cases are highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as surgical stapling, minimally invasive procedures and spinal cages are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced techniques could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by laparoscopy, which could influence their analysis or acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

     Internationally, several factors have slowed the pace of conversion from traditional to minimally invasive procedures or acceptance of surgical techniques that utilize the Company's products. The socialization of health care in many developed, international countries results in surgeons and patients having less influence on the type of care the patients receive. Cost containment efforts by governments often slow down the process of obtaining reimbursement for procedures that are performed with the Company's products. The Company expects these factors to continue to impact growth in foreign countries. In addition, the Company is experiencing pricing pressures from competition and from cost containment efforts by health care payors in many foreign countries.

EMPLOYEES

     At December 31, 1997, the Company employed 5,776 persons, 4,717 domestically and 1,059 in foreign countries. None of the Company's domestic employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

     The Company owns its corporate headquarters, which is located at 150 Glover Avenue, Norwalk, Connecticut, and owns or leases other facilities, primarily in Norwalk and North Haven, Connecticut, in Ponce, Puerto Rico, Elancourt, France, and in nineteen other foreign countries. The Norwalk corporate headquarters includes executive and administrative facilities and research laboratories. The other facilities in the United States and the facilities in Puerto Rico and in foreign countries consist of administrative offices, manufacturing, research, warehouse, distribution, and sterilizer operation space. The North Haven, Connecticut and Puerto Rico facilities are the primary manufacturing facilities of the Company. The facilities at each of these locations are leased by the Company under long term operating leases.

     During 1992 and 1993, the Company expanded its facilities in North Haven, Connecticut, Ponce, Puerto Rico, and various locations in Europe to accommodate anticipated increased demand for its products, and constructed a European headquarters, training, and distribution facility in Elancourt, a suburb of Paris, France. The Elancourt properties are leased under a 15 year financing lease and a portion of the facility is being used by the Company as a surgeon training facility and for administrative offices. The Company is presently attempting to arrange early termination of its lease of the unutilized portion of its Puerto Rico facility.

     The Company's facilities and equipment are in good operating condition, are suitable for their respective uses and are adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     A. In July, 1989, Ethicon, Inc. filed a complaint against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars. In counterclaims, the Company has alleged, among other grounds, that Ethicon's actions tortiously interfered with the Company's business dealings and that Ethicon is infringing three of the Company's patents. The parties' cross-motions for preliminary injunctions were denied by the District Court in April 1991. The Company, as part of its motion to dismiss Ethicon's complaint, had moved that the Court correct the inventorship of the patent at issue to include the Company's licensor. The Court had held evidentiary hearings on the Company's motion to dismiss in 1995, and in September, 1996, granted the Company's motion to correct inventorship in favor of the Company's licensor. The Company's motion to dismiss Ethicon's claims against the Company based on revised inventorship was granted. Ethicon filed an appeal of the Court's dismissal of Ethicon's claim based on the Court's previous decision correcting the inventorship of the patent in favor of the Company's licensor. The parties are awaiting a decision on the appeal. The Company's counterclaims against Ethicon also remain pending. No trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has valid claims against Ethicon and meritorious defenses against the claims by Ethicon.

     B. In March, 1992, the Company filed a complaint in the United States District Court for the District of Connecticut against Johnson & Johnson subsidiaries Johnson & Johnson Hospital Supplies, Inc. and Ethicon, Inc., alleging infringement of United States patents issued to the Company covering the Company's endoscopic multiple clip applier. In February, 1994, a jury returned a verdict in favor of the defendants, holding that the Company's patent claims were invalid. The Company's appeal of the verdict to the United States Court of Appeals for the Federal Circuit was denied, and the Company filed a petition for a writ of certiorari with the United States Supreme Court seeking to overturn the lower court decisions. The United States Supreme Court accepted the Company's petition and, in April, 1996, vacated the decision of the United States Court of Appeals for the Federal Circuit denying the Company's appeal from the jury verdict. The Supreme Court remanded the case to the Court of Appeals for reconsideration. On January 3, 1997, the Court of Appeals denied the Company's motion, ruling that a new trial was not required. The Company filed a petition with the U.S. Supreme Court for review of the United States Court of Appeals decision and on November 3, 1997, the Supreme Court declined to review the Court of Appeals decision.

     C. In September, 1993, Ethicon, Inc. filed a Complaint against the Company in the United States District Court for the District of Delaware alleging that the Company's manufacture, use and sale of surgical staples used in a variety of the Company's staplers infringes certain patents. Ethicon, Inc. subsequently amended its complaint to add Ethicon Endo-Surgery and Design Standards Corporation, a Connecticut corporation and a supplier to the Company, as co-plaintiffs. The Company successfully moved to transfer the case to the United States District Court for the District of Connecticut. In December, 1993, the Company asserted counterclaims against Ethicon, Inc. and Ethicon Endo-Surgery for, among other things, infringing the Company's patents relating to surgical staples. In addition, the Company has asserted counterclaims against Design Standards Corporation for breach of its contractual obligations to the Company and for statutory unfair trade practices by purporting to assign rights to Ethicon which belong to the Company. In December, 1995, the Company filed motions for summary judgment as to the validity of and the lack of any infringement with respect to the Ethicon patents, and the plaintiffs filed a motion for summary judgment against the Company's counterclaims. The motions remain pending and no trial date has been set. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in this action and valid claims against the plaintiffs.

     D. In February, 1994, Ethicon Endo-Surgery filed suit against the Company in the United States District Court for the Southern District of Ohio, alleging infringement by the Company's instruments of a single patent for a safety lockout mechanism on a linear cutter/stapler. In June, 1994, the Court denied the plaintiffs' motion for a preliminary injunction against the Company. In August, 1995, after a hearing as to the construction of Ethicon's patent claims, the Court ruled in favor of the Company and dismissed Ethicon's claims. Ethicon appealed the decision and, in August, 1996, the Court of Appeals for the Federal Circuit substantially affirmed the District Court's decision. Ethicon's request for rehearing by the Court of Appeals was denied, and the Company moved for summary judgment on the remaining aspects of Ethicon's case. On June 30, 1997, the District Court entered summary judgment in favor of the Company dismissing Ethicon's sole remaining claim. Ethicon has filed an appeal of the summary judgment. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint.

     E. In November, 1995, the Company acquired Surgical Dynamics, Inc. ("Surgical Dynamics"), a privately held company which develops, manufactures and markets surgical devices for use in spinal procedures. In January, 1995, Surgical Dynamics sought declaratory judgment in the United States District Court for the Central District of California that its spinal fusion cage product, the Ray FTC device, did not infringe a patent owned by Karlin, Inc. and licensed to Sofamor Danek Group, Inc. and that such patent is invalid. The defendants filed counterclaims for patent infringement and unfair trade practices. On June 30, 1997, the Court granted Surgical Dynamics' motion for summary judgment of noninfringement and dismissed the defendants' counterclaims for patent infringement. Sofamor Danek and Karlin filed an appeal of the summary judgment. Oral argument on the appeal before the United States Court of Appeals for the Federal Circuit is set for February 5, 1998. In the opinion of management, based upon the advice of counsel, Surgical Dynamics is not infringing any rights of the defendants and has valid defenses against the defendants' counterclaims.

     F. In September, 1996, the Company filed a complaint in the Chancery Court in the State of Delaware against Circon Corporation and individual members of its Board of Directors, asking the Court to enjoin and void a preferred share purchase agreement and various compensation arrangements adopted by Circon in response to the Company's cash tender offer for all outstanding common shares of Circon Corporation. The Company filed an amended and supplemental complaint in September, 1997 to add an additional request for an order enjoining the Circon board of directors from reinstating Mr. Richard Auhll, chief executive officer of Circon, who was defeated at the annual meeting of shareholders of Circon on October 6, 1997, to declare void the purported appointment of two other Circon directors during 1997 and to enjoin the Circon board of directors from expanding the number of directors while the Company's tender offer is in existence. Discovery is continuing and no trial date has been set.

     G. In the action by Applied Medical Resources Corporation against the Company in the United States District Court for the Eastern District of Virginia alleging infringement by the Company of patents related to trocar seal systems, judgment on the verdict was entered by the Court for $20.5 million which the Company recorded as a charge in its statement of operations. The Company has filed an appeal of the verdict.

     H. On October 21, 1997, Imagyn Medical Technologies California, Inc. ("Imagyn") filed an action in the United States District Court for the Eastern District of Virginia, alleging infringement of two patents by the Company's ABBI breast biopsy product. On November 6, 1997, the Company filed a motion to transfer the case to the United States District Court for the District of Connecticut. On November 21, 1997, the Court granted the Company's motion and the case has been transferred. On November 10, 1997, the Company filed an answer and counterclaims against Imagyn alleging patent infringement of United States patents issued to the Company by a number of Imagyn's endoscopic products. In the opinion of management, based upon the advise of counsel, the Company has meritorious defenses against the claims by Imagyn.

     I. In February, 1997, the Company was sued as a third-party defendant in an action filed by Sam F. Liprie ("Liprie") against Omnitron International, Inc. and certain other persons in the 215th District Court of Harris County, Texas. The Company is aligned with Liprie by virtue of acquiring a licensing agreement in September, 1996 of technology developed by Liprie. In this litigation, Omnitron International, Inc. and NeoCardia L.L.C. ("NeoCardia") (collectively, "Omnitron") have made allegations involving the right to technology related to restenosis prevention. The defendants are aligned with third-party defendants, Guidant Corporation and ACS Delaware Corporation (collectively, "Guidant"), who were brought into the suit by Liprie. The third party defendants are asserting rights to the same technology by virtue of an asset sale with NeoCardia. They are likewise asking the court to declare that the Company does not have any rights to the disputed technology. In counterclaims, the Company has alleged tortious interference and misappropriation of trade secrets, and has sought injunctive relief. This case is set for trial on February 16, 1998. In the opinion of management, based upon the advice of counsel, the Company has meritorious defenses against the claims asserted in the complaint.

     J. The Company is engaged in other litigation, primarily as a defendant in cases involving product liability claims. The Company is also involved in various other cases. The Company believes it is adequately insured in material respects against the product liability claims and, based upon advice of counsel, that the Company has meritorious defenses and/or valid cross claims in these actions.

                                * * * * * * *


     Based on information currently available and established reserves, it is the opinion of management, based upon the advice of counsel, that the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's consolidated financial statements. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company's results of operations in a particular future period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information pertaining to the executive officers of the Company as of January 1, 1998:


                                                                            Acting as
     Name                Age                 Position                       Such Since
     ----                ---                 --------                       ----------

Leon C. Hirsch            70        Chairman of the Board and                     July 1996
                                     Chief Executive Officer                (Chairman of the Board,
                                                                      President and Chief Executive Officer
                                                                              1987 - July 1996)
                                                                             (Officer since 1964)

Howard M. Rosenkrantz     54              President and                            July 1996
                                     Chief Operating Officer               (Senior Vice President, Finance
                                                                             and Chief Financial Officer
                                                                              1992 - July 1996)
                                                                             (Officer since 1981)

Turi Josefsen             61      Executive Vice President and                       1994
                               President, International Operations           (Executive Vice President and
                                                                          President and Chief Executive Officer
                                                                              of Auto Suture Companies
                                                                                   1992 - 1994)
                                                                                (Officer since 1971)

Robert A. Knarr           49        Executive Vice President,                        1997
                                 Sales and Marketing, North America            (Senior Vice President
                                                                                and General Manager,
                                                                                 U.S. and Canada,
                                                                                  1994 - 1996)
                                                                               (Officer since 1983)


Thomas R. Bremer          44        Senior Vice President and                         1994
                                         General Counsel                      (Officer since 1989)

Richard A. Douville       42        Senior Vice President and                         1997
                                     Chief Financial Officer              (Vice President, Treasurer and
                                                                            Chief Financial Officer
                                                                          July 1996 - December 1996,
                                                                          Vice President and Treasurer
                                                                               1993 - July 1996)
                                                                                (Officer since 1993)

Peter Burtscher           57     Vice President, Sales and Marketing,                    1997
                                  Latin America and Pacific Rim                (Group Vice President
                                                                                    1993 - 1996)
                                                                                (Officer since 1982)

Richard N. Granger        41        Vice President, Research                             1993
                                         and Development                         (Officer since 1992)

Charles E. Johnson        49        Vice President, Education                            1994
                                                                                 (Officer since 1993)

Bernard Mardirossian      46       Vice President, Finance and                            1997
                                   Distribution, International                      (Senior Director
                                                                                International Accounting
                                                                                      1992 - 1997)

Louis J. Mazzarese        52         Vice President, Quality                               1992
                                     and Regulatory Affairs                      (Officer since 1991)

Eitan Nahum               48     Vice President, Strategic Planning and                    1995
                                      Business Development

David Renker              41       Vice President, Human Resources                     1997
                                                                               (Senior Director,
                                                                                Human Resources
                                                                                   1994 - 1997)

Joseph C. Scherpf         54           Vice President and                              1984
                                           Controller                         (Officer since 1983)

Jeffrey B. Sciallo        48        Vice President, Information Services               1997
                                          and Treasurer                         (Vice President,
                                                                              Information Services
                                                                                 1995 - 1996)
                                                                               (Officer since 1995)

Marianne Scipione         51        Vice President, Corporate                          1981
                                         Communications                       (Officer since 1975)

Charles Tribie            45        Vice President, Manufacturing                      1995


Pamela Komenda            44           Corporate Secretary                             1989
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

                                CASH
                             DIVIDENDS              DAILY SALES PRICES
                                PAID                HIGH         LOW
                                ----                ----         ---
            1997
        1st Quarter           $.04                 $47.00      $29.50
        2nd Quarter            .04                  38.88       30.00
        3rd Quarter            .04                  40.25       28.00
        4th Quarter            .04                  33.38       23.25

            1996
        1st Quarter           $.02                 $33.13      $19.75
        2nd Quarter            .02                  38.75       29.38
        3rd Quarter            .02                  43.75       26.50
        4th Quarter            .02                  46.63       35.75

     At December 31, 1997, the number of record holders of the Company's Common Stock was 6,910. See discussion below in Management's Discussion and Analysis of Financial Condition and Results of Operations as to restrictions imposed by a credit agreement on registrant's level of dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                   Years Ended December 31,
----------------------------------------------------------------------------------------------------------------
In thousands, except per share data             1997(1)        1996          1995(2)        1994(3)      1993(4)
----------------------------------------------------------------------------------------------------------------
Net sales .............................       $1,172,100    $1,112,700    $1,022,300   $   918,700    $1,037,200

Income (loss) before income taxes .....       $  121,000    $  141,700    $   89,800   $    32,700    $ (137,400)

Net income (loss) .....................       $   94,100    $  109,100    $   79,200   $    19,200    $ (138,700)

Net Income(loss) per basic
  common share (5) ....................       $     1.24    $     1.48    $     1.05   $       .08    $    (2.48)

Average number of basic common
  shares outstanding (5)...............           72,100        60,500        57,000        56,600        56,000

Net Income(loss) per diluted
  common share (5).....................       $     1.21    $     1.43    $     1.04   $       .08    $    (2.48)

Average number of diluted common
  shares outstanding (5)...............           73,700        62,600        57,400        56,900        56,000

Dividends paid per common share .......       $      .16    $      .08    $      .08   $       .08    $     .245

At December 31,
Total assets ..........................       $1,726,000    $1,514,800    $1,265,500   $ 1,103,500    $1,170,500

Long-term debt ........................       $  131,300    $  142,400    $  256,500   $   248,500    $  505,300

Stockholders' equity (6)...............       $1,256,900    $1,053,800    $  741,100   $   662,000    $  443,900


(1)In the second quarter of 1997, the Company recorded litigation costs of $24 million ($.24 per basic common share), restructuring charges of $6 million ($.06 per basic common share), and the tax benefit resulting from an IRS examination of $7 million ($.10 per basic common share). In the fourth quarter of 1997, the Company recorded restructuring charges of $12 million ($.11 per basic common share), and wrote off the carrying value of two terminated license/distribution agreements of $3 million each ($.05 per basic common share). In addition, the Company expensed $4 million of certain software related costs, previously capitalized, ($.04 per basic common share) as a result of a mandated change in accounting standards.

(2)In the third quarter of 1995, the Company reached an agreement with respect to the settlement of all issues raised by the Internal Revenue Service in the examination of the Company's income tax returns for the years 1984 through 1990. As a result of the agreement, the Company recognized a net credit to the tax provision of $10 million ($.18 per basic common share) in the third quarter of 1995.

(3)In the fourth quarter of 1994 the Company signed a letter of intent to purchase certain assets of its independent distributor in Japan, which included inventory of the Company's products purchased by the independent distributor but not yet sold to third parties at December 31, 1994. Sales and net income were reduced by $17 million and $8 million ($.14 per basic common share), respectively, in anticipation of the pending reacquisition of these products and valuing these products at the Company's cost.

(4)Income (loss) before income taxes and net income (loss) for 1993 include restructuring charges of $137.6 million and $129.6 million ($2.31 per basic common share), respectively.

(5)In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
   128), as required. The previously reported earnings per share, and share outstanding information, have been restated as required by FAS 128.

(6)Included in Stockholders' equity in 1996, 1995 and 1994 is $191.5 million of convertible preferred stock which had a liquidation value of $200.0 million. The preferred stock was redeemed and converted into common shares on April 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     In 1997 the Company attained sales of $1.17 billion compared with sales of $1.11 billion in 1996 and $1.02 billion in 1995. Sales increased $59 million or 5% in 1997, increased $90 million or 9% in 1996, and increased $104 million or 11% in 1995. In 1997 the Company reported net income of $94.1 million. Net income, as adjusted, for the effect of litigation costs ($24 million or $.24 per basic common share), restructuring charges ($18 million or $.18 per basic common share), the termination of two distribution/license agreements ($6 million of $.05 per basic common share), the expensing, as a result of a mandated change in accounting, of previously capitalized software related costs ($4 million or $.04 per basic common share), and the benefits resulting from an IRS examination ($7 million or $.10 per basic common share) was $124 million or $1.65 per basic common share (after preferred stock dividends of $5 million) compared with $109 million or $1.48 per basic common share (after preferred stock dividends of $20 million) in 1996 and net income of $79 million or $1.05 per basic common share (after preferred stock dividends of $20 million) in 1995. Net income and net income per basic common share, as adjusted, increased $15 million and $.17, respectively, in 1997 compared to 1996, increased $30 million and $.43, respectively, in 1996 compared to 1995, and increased $60 million and $.97, respectively, in 1995 compared to 1994. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $27 million in 1997 in comparison to 1996, decrease net income by $8 million in 1996 in comparison to 1995, and increase net income by $14 million in 1995 in comparison to 1994.

     The increase in sales in 1997 to $1.17 billion compared to $1.11 billion in 1996 was primarily due to volume increases attributable to new product introductions, specifically the substantial growth of the Company's Surgical Dynamics (SDI) business, as well as the Company's ABBI device, and related products. The increase in 1997 sales was partially offset by a reduction in the Company's core mechanical products business as continuing industry pricing pressures, and competition impact the marketplace in which the Company operates. Sales were negatively impacted by the reduction of inventories at JIT distributors due to hospital purchases from JIT distributors exceeding distributor purchases from the Company by $24.1 million and $13.1 million for 1996 and 1995, respectively. JIT inventories stabilized in 1997.

     The following table analyzes the change in sales in 1997, 1996 and 1995 compared with the prior years.

                                              1997         1996       1995
                                             -----        -----      -----
                                                      (IN MILLIONS)

   COMPOSITION OF SALES INCREASE:
   Sales volume increase..................    $144         $117      $  64
   Net price changes (A)(B)...............     (35)         (12)        12
   Effects of changes in foreign
     currency exchange rates..............     (50)         (15)        28
                                             -----        -----      -----

     Sales increase.......................   $  59         $ 90      $ 104
                                             =====        =====      =====


   (A)Approximately $13 million and $36 million of the sales increase accounted for in net price changes for 1996 and 1995, respectively, is the result of the 1995 acquisition of the Company's former Japanese distributor and the change from distributor pricing to subsidiary pricing as of April 1, 1995. In addition, the sales for 1996 include twelve months of subsidiary operations in Japan as compared to three months of distributor operations through the former Japanese distributor and eight months of operations as a subsidiary in 1995. The Company receives higher selling prices when selling as a subsidiary to the ultimate customer than was previously recognized by the Company when sales were made at distributor prices to the Company's former distributor.

   (B)Prices were adversely effected by approximately $16 million and $7 million, respectively, in 1997 and 1996 due to changes in reimbursement to French public hospitals by France's Social Security Administration.

     Sales volume accounted for all of the sales increases in 1997 and 1996 and 62% of the 1995 sales increase.

       Gross margin from operations (sales less cost of products sold divided by sales) was 60% in 1997 compared with 59% in 1996 and 56% in 1995. The reduction, as a percentage of sales, in cost of products sold and improved gross margins over the comparable 1996 period are primarily attributable to higher sales volumes of the Company's SDI products and the ongoing corporate wide cost saving initiatives. Gross margins continued to improve throughout 1995 and 1996 as a result of the implementation of the 1993/1994 restructuring plans, higher sales volumes and ongoing cost savings initiatives as well as the inclusion, effective April 1, 1995, of higher margin sales resulting from the acquisition of certain assets from the Company's former Japanese distributor. The reserves for obsolescence of production tooling and inventories, which are an ongoing cost of business, amounted to $12 million, $30 million and $45 million, respectively, in the years ended December 31, 1997, 1996 and 1995. Changes in foreign currency exchange rates from those existing in the prior year had the effect of decreasing cost of products sold by $5 million in 1997, and were immaterial in 1996 and 1995.

       The Company's investment in research and development during the past three years (1997 - $72 million; 1996 - $58 million; 1995 - $43 million) has yielded numerous product improvements as well as the development of numerous new product lines as the Company continues to broaden its product offerings. The $14 million increase in research and development expense in 1997 compared to 1996 is primarily attributable to increased spending towards developing advanced surgical techniques which could be used for additional surgical applications, including surgical specialties, and significant clinical costs primarily in the vascular, cardiovascular and interventional cardiology field in which the Company plans to significantly increase its presence in 1998. The increase in research and development expense in 1996 as compared to 1995 is also attributable to increased spending towards developing advanced surgical techniques and products, some of which were introduced throughout 1997. The increase in research and development expense in 1995 compared to 1994 resulted primarily from $4.6 million of charges during the third quarter of 1995 related to certain technologies which the Company decided not to pursue. The Company is continuing its on-going commitment to develop and acquire unique new products and technologies for use in new surgical procedures and specialty areas.

       Selling, general and administrative expenses expressed as a percentage of sales were 40% in 1997 (38% after adjusting for the unusual termination costs of distribution/license agreements and expensing of capitalized computer software costs in the fourth quarter of 1997 as set forth in the first paragraph on page
18), 40% in 1996 and 41% in 1995. The increase in selling, general, and administrative expenses in 1997 as compared to 1996, is attributable to $10 million of fourth quarter expenses attributable to certain previously capitalized software costs ($4 million), and two distribution/license agreements ($6 million) which the Company decided to terminate. In addition, 1997 selling, general, and administrative expense contains the intangible amortization, as well as the selling, general and administrative expense of its recent 1997 acquisitions. The increase in 1996 and 1995 in selling, general and administrative expenses is primarily due to the effects of the initiation by the Company of the marketing of the Company's products to its Japanese customers as a result of the acquisition of certain assets from the Company's former Japanese distributor. Changes in foreign currency exchange rates from those existing in the prior year had the effect of decreasing selling, general, and administrative expenses by $19 million in 1997 and $6 million in 1996, and increasing selling, general, and administrative expenses by $13 million in 1995.

         The Company recorded restructuring charges of $6 million during the second quarter of 1997 which related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The Company had an additional restructuring of operations during the fourth quarter of 1997 of $12 million which also related to additional employee termination and facility disposals as part of the Company's cost cutting objectives. Collectively, the 1997 restructuring charges resulted in over 450 employee terminations worldwide, which should save the Company approximately $19 million on an annual basis. The majority of the cash outlays relative to the second quarter restructuring were made during the third and fourth quarter of 1997 with the remainder to be made in 1998. All of the cash outlays relative to the fourth quarter 1997 restructuring will be made in 1998.

       The Company recorded restructuring charges of approximately $7 million during the fourth quarter of 1995. These restructuring charges related primarily to lease terminations and employee severance costs associated with the relocation of one of the Company's largest international subsidiaries and the plan to centralize the distribution of the Company's products to its European customers. In addition, severance payments were incurred in relation to the restructuring of the Company's manufacturing plants. The majority of the cash outlays relative to these restructuring charges were made during the third and fourth quarters of 1995, with the remainder made during 1996. The 1995 restructuring charges were basically offset by the reversal of restructuring cost estimates in excess of ultimate costs which were originally recognized in the Company's fourth quarter 1993 consolidated statements of operations. There were no material adjustments to previously accrued restructuring charges in 1997.

       The decrease in interest expense in 1997 and 1996 as compared to 1995 is attributable to the reduction of bank borrowings with the proceeds from the Company's public common stock offering in June 1996 and the interest income generated by the investment of the remaining proceeds in high quality short-term liquid money market instruments.

       The tax provision for 1997, relates to domestic state and federal taxes, including taxes in Puerto Rico, as well as foreign taxes, while the provisions for 1996 and 1995 related primarily to foreign taxes and taxes in Puerto Rico. The Company's tax provisions in 1997, 1996 and 1995 reflect the lower effective tax rates on a subsidiary's operations in Puerto Rico and the availability of a tax credit under Section 936 of the Internal Revenue Code and the tax benefit of certain net operating loss and tax credit carryforwards which were not previously considered recognizable.In addition, in 1997 the Company's tax provision reflects a reduction in federal taxes due to certain tax benefits arising from the operation of the Company's Foreign Sales Corporation.

       The Company is currently in the process of having its federal income tax returns for the years 1991 through 1993 surveyed by the Internal Revenue Service
(IRS). Incident to such examination, during the second quarter of 1997 the IRS documented its intention to accept the Company's tax filing position with respect to years 1991 through 1993 on a basis such that certain previously established tax reserves are no longer required. As a result, in the second quarter of 1997 the Company reduced its current liability by $7 million, recognizing a credit to the tax provision of $7 million.

       In August 1995, the Company reached agreement with respect to settlement of all issues raised by the IRS in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per basic common share) and recorded a credit to Additional paid-in capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

       In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share"(SFAS
128), as required and restated the previously reported earnings per share in conformity with FAS 128. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share.

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

       In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

FINANCIAL CONDITION

       The increase in Receivables results primarily from the $19 million increase in sales in the fourth quarter 1997 when compared to the fourth quarter 1996 and sales of the Company's ABBI system biopsy device which is a capital equipment purchase by hospitals and, accordingly, results in longer payment periods. In addition, in some competitive situations extended payment terms have also contributed to the increase in accounts receivable.

       Inventory was increased during 1997 in order to support a higher level of sales in 1997 as compared to 1996. In addition, new products introduced late in 1997, primarily resulting from the Company's 1997 acquisitions, had the effect of increasing inventory balances.

       The increase in Other assets during 1997 is primarily attributable to the intangibles acquired in the Company's 1997 acquisitions (see Note E of Notes to Consolidated Financial Statements), and the increase in prepaid rent related to the Company's North Haven facility lease agreement.

       The increase in Accrued liabilities of $33 million during 1997 results from the accrual of estimated settlement and related costs relative to ongoing litigation and litigation related matters in which the company is a defendant.

       The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. In the second quarter of 1996, the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds was used for general corporate purposes, including financing the Company's 1997 various cash acquisitions.

       The Company entered into a $325 million credit agreement in December 1995. This credit agreement matures January 2001 and provides for certain covenants such as restrictions on asset sales, common stock dividends in excess of 20% of net income and subsidiary debt as well as required maintenance of certain minimum levels of tangible net worth and fixed charge coverage ratios and a stipulated level of debt to total capitalization. The credit facility provides for borrowings up to $25 million worth of Japanese Yen. The Company entered into an additional conditional committed bank term loan facility of $175 million during the third quarter of 1996 to exclusively finance its pending tender offer for Circon Corporation (see Note C of Notes to Consolidated Financial Statements). This conditional term loan facility has similar terms and conditions to the Company's present syndicated bank credit facility. Throughout 1997 and 1996, the Company entered into additional uncommitted facilities for 6 billion Japanese Yen (approximately $50 million) with three Japanese banks and $95 million with four other banks which are short term in nature. Such borrowings under the uncommitted facilities have been categorized as long-term debt as such borrowings will be refinanced under the Company's long-term bank credit agreement. The Company is in full compliance with all of its covenants associated with its various bank and leasing agreements.

       The Company increased its capital spending in 1997 by 31% compared to 1996 levels as a result of investing in new and more efficient production and information processing equipment. The Company's building programs were essentially completed by 1995 which enabled the Company to reduce its capital spending by more than 28% in 1995 compared to 1994 levels. Additions to Property, plant, and equipment on the accrual method totaled $ 59 million in 1997 ($56 million on a cash basis) compared with $44 million in 1996, and $48 million in 1995, and consist primarily of additions to machinery and equipment ($39 million), molds and dies ($13 million), land and buildings ($3 million), and leasehold improvements($4 million). During 1997 the Company removed from its balance sheet, Property, plant, and equipment which had an original cost of $29 million and is now fully depreciated and out of service.

         The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. During 1997, the Company and the Owner Participant agreed to amend the date this right could be exercised from January 1998 to no earlier than April 2000. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company is obligated to make contingent rental payments based upon the consumer price index. There are presently several alternatives available to the Owner Participant and the Company relative to the additional contingent rental payments. The earliest potential payment of approximately $19 million could be due as early as July 2000 if the Owner Participant exercises the right to sell the facility to the Company, or the Owner Participant elects the one-time lump sum payment of contingent rent. If this right is not exercised, and the Owner Participant does not elect the one-time payment of contingent rent of approximately $19 million, the determination of the additional contingent rental payments will be based upon movements in the consumer price index during the period September 1997 to September 2000 with an annual cap on the consumer price index movement of 2.5% per year. If the second option is chosen, additional contingent rental payments cannot exceed approximately $39 million as stipulated in the agreement. Under the second option, the Company can elect to pay free of interest from 2004 to 2023 the additional contingent rental payments in excess of $19 million. The present value of the contingent rental payments under the second option of approximately $23 million would be a charge to rent expense during the contingent rent period, September 1997 to September 2000, in comparison to the $19 million charge during the period, September 1997 to June 2000, under the other option. Through December 31, 1997, the Company has accrued $4.5 million related to contingent rental payments. If, as described above, the Company takes title to the beneficial interest in the facilities in July 2000, it is estimated that the Company's balance sheet would be affected through an increase in Property, plant and equipment of $339 million, a decrease in Other assets of $213 million and an increase in Long-term debt of $126 million.

         The Company has obtained a commitment for a term loan facility of $450 million during 1997 to finance the acquisition of Valleylab. This bank facility expires the earlier of 364 days from the date of the financing or March 31, 1999. The Company intends to refinance such debt under a long-term debt instrument.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks.

         The Company routinely enters into contracts to reduce its exposure to and risk from foreign exchange rate changes and interest rate fluctuations in the regular course of the Company's global business. As of December 31, 1997 the Company's foreign currency exchange contracts have all matured and the outstanding foreign currency option contracts of $33 million will mature throughout 1998. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general, and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers and employees in the consolidated statements of cash flows. Realized and unrealized foreign currency gains and losses relating to the foreign exchange options and contracts were immaterial during the fourth quarter and year ended December 31, 1997 in relation to the Company's projected exposure to foreign exchange rate fluctuations.

         In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations for a portion of its French franc denominated financing lease. The net gain or loss from the exchange of interest rate payments is included in interest(net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows. As a result of the Company's interest rate hedging program, fluctuations in interest rates have had an immaterial effect on the Company during the fourth quarter and year ended December 31,1997. The Company presently has a 200 million French franc denominated interest rate swap outstanding which expires in December 1999, against its 458 million French franc denominated financing lease. Historically, interest rate changes relative to this swap have had an immaterial impact on the Company's Consolidated Financial Statements and are anticipated to be immaterial in the future.

         The Company maintains investments in marketable equity securities. The securities are classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity. The following analysis presents the hypothetical change in fair values of the public equity investments held by the Company that are sensitive to changes in the stock market. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price for each security. Stock price fluctuations of plus or minus 10% and plus or minus 25% were selected for computational purposes. Estimates of fair value of these securities are as follows assuming the respective percentage change in each share price (in millions):

                  Current market value at December 31, 1997                        $40

                  10% decrease                                                     $36

                  25% decrease                                                     $30

                  10% increase                                                     $44

                  25% increase                                                     $50

         The Company operates in a global environment and, accordingly, is subject to adverse fluctuations in foreign exchange rates in relation to the U.S. Dollar. The fluctuations of foreign exchange rates may vary over time and could have a materially adverse impact on the Company's Consolidated Financial Statements. Historically, the Company's primary exposures have related to foreign currency denominated revenues and operating expenses in Japan, France, and Germany, with lesser exposures throughout the world. The Company has a limited exposure in the Asian markets. Currently, the Company enters into foreign exchange contracts and options primarily in the countries mentioned to attempt to manage its exposure. The success of these instruments depends upon forecasts of activities denominated in foreign currencies. To the extent the forecasts differ from actual results, and unanticipated foreign currency volatility occurs, the Company could experience unanticipated foreign currency gains or losses.

IMPACT OF THE YEAR 2000 ISSUE

       The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

       The Company determined that it would be required to replace or modify significant portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not timely, the Year 2000 Issue could have a material impact on the operations of the Company.

       During 1997, the Company initiated the implementation of Enterprise Resource Planning (ERP) software to replace the Company's core business applications which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected to add functionality and efficiency in the business processes of the Company in the normal course of upgrading its systems to address its business needs. In addition, the Company also began a project to analyze and assess the remainder of its business not addressed by the ERP software. The scope of the project covers all computer systems, computer and network hardware, production process controllers, office equipment, access control, maintenance machinery, and the products it sells.

       The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

       The Company is currently and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total remaining cost of the ERP system and the Year 2000 project is estimated at $30-40 million and is being funded through operating cash flows. Of the total project cost, approximately $25-30 million is attributable to the purchase and implementation of the new software which will be capitalized. The remainder will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period. To date, the Company has incurred and expensed approximately $4 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of its remediation plan. All cost estimates provided herein are inclusive of assessment, implementation, training and education costs associated with the installation of the ERP software which would have been incurrred regardless of the Year 2000 Issue.

       The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

VALLEYLAB ACQUISITION

         In December of 1997, the Company entered into an agreement with Pfizer, Inc. to purchase its Valleylab division for cash consideration of $425 million payable at closing on January 30, 1998. Valleylab, based in Colorado is the world's leader in electrosurgical and ultrasonic products, with annual sales of approximately $200 million.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

       The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data).

                                           FIRST            SECOND           THIRD           FOURTH
                                        QUARTER(1)      QUARTER(1)(2)      QUARTER(1)      QUARTER(1)(3)       YEAR(1)
                                        ----------      -------------      ----------      -------------       -------
                      1997
Net sales........................        $284,600          $290,000          $295,000         $302,500        $1,172,100
Cost of products sold ...........         113,900           116,500           122,200          118,600           471,200
Income before income taxes ......          41,300            15,100            43,800           20,800           121,000
Net income ......................          29,700            17,900            31,500           15,000            94,100
Net income per basic common
   share ........................            $.39              $.24              $.43             $.20             $1.24
Net income per diluted common
   share ........................            $.38              $.24              $.41             $.19             $1.21



                      1996
Net sales........................        $266,000          $283,600          $280,000         $283,100        $1,112,700
Cost of products sold ...........         112,200           116,800           116,100          115,500           460,600
Income before income taxes ......          27,100            35,300            38,000           41,300           141,700
Net income ......................          20,900            27,200            29,200           31,800           109,100
Net income per basic common
   share ........................            $.28              $.38              $.39             $.43             $1.48
Net income per diluted common
   share ........................            $.28              $.37              $.37             $.41             $1.43


(1) Sales were adversely effected in 1997 and the fourth quarter 1996 by changes in reimbursement to French public hospitals by France's Social Security Administration.

(2) In the second quarter of 1997, the Company recorded litigation costs of $24 million($.24 per basic common share), restructuring charges of $6 million($.06 per basic common share), and the benefit resulting from an IRS examination of $7 million($.10 per basic common share).

(3) In the fourth quarter of 1997, the Company recorded restructuring charges of $12 million ($.11 per basic common share), and wrote off the carrying value of two terminated license/distribution agreements of $3 million each ($.05 per basic common share). In addition, the Company expensed $4 million of certain software related costs, previously capitalized, ($.04 per basic common share) as a result of a mandated change in accounting practice.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.     DIRECTORS.

       The section entitled "Election of Directors" in the Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the registrant (the 1998 Proxy Statement) is hereby incorporated by reference.

B.     OFFICERS.

       See Part I.

C.     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

       The section entitled "Executive Compensation and Transactions - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The section entitled "Executive Compensation and Transactions" in the 1998 Proxy Statement is hereby incorporated by reference, except for those portions entitled "Performance Graph" and "Report of Compensation Committee".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The sections entitled "Outstanding Shares, Voting Rights and Principal Stockholders" and "Share Ownership of Management" in the 1998 Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The section entitled "Executive Compensation and Transactions-Certain Transactions" in the 1998 Proxy Statement is hereby incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       a. AND d. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 herein.

       b.  REPORTS ON FORM 8-K.
           A report on Form 8-K relative to the call for redemption on April 1, 1997 of all issued and outstanding shares of Series A Convertible Preferred Stock was filed on March 13, 1997.

       c.  EXHIBITS.
           (The Company will furnish a copy of any exhibit upon payment of 15 cents per page plus postage.)

           (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                  (a)         Certificate of Incorporation filed March 14, 1990
                              - Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                  (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8-B declared effective August 3, 1990.*

                  (c)         Certificate of Amendment filed May 15, 1991 -
                              Exhibit 3(c) to registrant's Form 10-K for 1991.*

                  (d) By-laws, as amended January 30, 1996. Exhibit 3(d) to registrant's Form 10-K for 1995.*

                  (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*

           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                  (a) Credit Agreement dated as of December 20, 1995 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent, NationsBank, N.A., as Administrative Agent, and The Bank of New York, as Yen Administrative Agent.
                              Exhibit 4(a) to registrant's Form 10-K for 1995.*

                  (b) Amendment No. 1 to Credit Agreement dated as of December 20, 1995 (4(a) above), dated September 16, 1996. Exhibit (10)(b) to registrant's Form 10-Q for the period ended September 30, 1996.*

                  (c) $175 million credit agreement dated September 16, 1996 among registrant and signatory banks, related to acquisition financing. Exhibit (10)(a) to registrant's Form 10-Q for the period ended September 30, 1996.*

                  (d) $450 million credit agreement dated January 30, 1998 among registrant and signatory banks related to acquisition financing. Filed herewith.


           (10)  MATERIAL CONTRACTS.

                  (a)         1981 Employee Stock Option Plan. Exhibit 10 (a)
                              (1) to registrant's Form 10-K for 1987.*+

                  (b) 1990 Employee Stock Option Plan, as amended through February 4, 1997. Filed herewith.+

                  (c) 1993 Employee Stock Option Plan, as amended through December 22, 1997 incorporated by reference to the registrants Form S-8 Registration Statement (No. 33-28963) filed on June 11, 1997.+

                  (d) 1996 Employee Stock Option Plan. Exhibit 10 (a) to registrant's Form 10-Q for the period ended June 30, 1996.*+

                  (e)         Installment Option Purchase Agreement with Leon C.
                              Hirsch dated September 10, 1984, as amended through May 18, 1994. Exhibit 10 (j) to registrant's Form 10-K for 1994.+

                  (f) Outside Directors Stock Plan as amended through May 1, 1997. Filed herewith.+

                  (g) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.*+

                  (h) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.*+

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

                  (m) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

                  (n)         Amendment to Lease Agreement dated June, 1997.
                              Exhibit 10(a) to registrant's Form 10-Q for the period ending June 30, 1997.*

                  (o) Agreement dated May, 1997 with Baker Properties Limited Partnership. Exhibit 10(b) to registrant's Form 10-Q for the period ending June 30, 1997.*

                  (p) Form of agreement entered into by the registrant on November 25, 1997 with each of its executive officers. Filed herewith.+

                  (q)         1997 Key Management Equity Investment Plan.
                              Exhibit 4 to registrant's Form S-3 (Registration Statement No. 333-39051) filed October 31, 1997.+

                  (r)         Stock Option Purchase Agreement with Leon C.
                              Hirsch dated May 1, 1997. Filed herewith.+

           (11)    Computation of Net Income Per Common Share. Filed herewith.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February, 1998.

                                        UNITED STATES SURGICAL CORPORATION
                                                   (REGISTRANT)

                                  By:        /s/ RICHARD A. DOUVILLE
                                     ------------------------------------------
                                                (RICHARD A. DOUVILLE
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER)

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

             SIGNATURE                                        TITLE                                    DATE
             ---------                                        -----                                    ----
  /s/ Leon C. Hirsch
----------------------------------                   Chairman of the Board,                      February 3, 1998
   (Leon C. Hirsch)                                  and Chief Executive Officer
                                                     (Principal Executive Officer)
                                                     and Director

  /s/ Julie K. Blake
----------------------------------                   Director                                    February 3, 1998
  (Julie K. Blake)

  /s/ John A. Bogardus, Jr.
----------------------------------                   Director                                    February 3, 1998
  (John A. Bogardus, Jr.)

  /s/ Thomas R. Bremer
----------------------------------                   Director                                    February 3, 1998
  (Thomas R. Bremer)

  /s/ Turi Josefsen
----------------------------------                   Director                                    February 3, 1998
  (Turi Josefsen)

  /s/ Douglas L. King
----------------------------------                   Director                                    February 3, 1998
  (Douglas L. King)

  /s/ William F. May
----------------------------------                   Director                                    February 3, 1998
  (William F. May)


----------------------------------                   Director                                    February  , 1998
  (James R. Mellor)

  /s/ Barry D. Romeril
----------------------------------                   Director                                    February 3, 1998
  (Barry D. Romeril)

  /s/ Howard M. Rosenkrantz
----------------------------------                   President and                               February 3, 1998
  (Howard M. Rosenkrantz)                            Chief Operating Officer
                                                     and Director

  /s/ Marianne Scipione
----------------------------------                   Director                                    February 3, 1998
  (Marianne Scipione)

  /s/ John R. Silber
----------------------------------                   Director                                    February 3, 1998
  (John R. Silber)

  /s/ Joseph C. Scherpf
----------------------------------                   Vice President and Controller               February 3, 1998
  (Joseph C. Scherpf)                                (Principal Accounting Officer)

                       UNITED STATES SURGICAL CORPORATION

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report and Consent ...............................................................       F-2

Management Report on Responsibility for Financial Reporting ............................................       F-3

Consolidated Balance Sheets - December 31, 1997 and 1996 ...............................................       F-4

Consolidated Statements of Operations - Years Ended December 31, 1997,
   1996 and 1995 .......................................................................................       F-5

Consolidated Statements of Changes in Stockholders' Equity - Years
   Ended December 31, 1997, 1996 and 1995 ..............................................................       F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
   1996 and 1995 .......................................................................................       F-7

Notes to Consolidated Financial Statements .............................................................       F-8

Schedule II - Valuation and Qualifying Accounts ........................................................       S-1


       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

         We have audited the accompanying consolidated financial statements and financial statement schedule of United States Surgical Corporation and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of United States Surgical Corporation for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United States Surgical Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP



Stamford, Connecticut
January 20, 1998






                          INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

         We consent to the incorporation by reference in United States Surgical Corporation's Registration Statements Nos. 33-53297, 33-59729, 333-34075, 333-23677, 333-27951 and 333-39051 on Form S-3, and Registration Statements Nos. 2-64804, 2-78663, 33-3419, 33-13997, 33-37328, 33-38710, 33-40171,
33-53827, 33-53825, 33-59278, 33-28963, 33-28961, 333-36067 and 33-61912 on
Form S-8 of our report dated January 20, 1998 appearing on page F-2 of the Annual Report on Form 10-k for the year ended December 31, 1997.



Deloitte & Touche LLP



Stamford, Connecticut
January 20, 1998

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





                                             Leon C. Hirsch
                                             Chief Executive Officer





                                             Richard A. Douville
                                             Senior Vice President
                                             and Chief Financial Officer

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
In thousands, except share data                                                            1997               1996
ASSETS
Current assets:
   Cash and cash equivalents ..................................................        $    18,300         $   106,700
   Receivables, less allowance of $10,800 (1997); $11,700 (1996) ..............            355,900             287,600
   Inventories:
     Finished goods ...........................................................            145,500             128,300
     Work in process ..........................................................             24,800              32,300
     Raw materials ............................................................             38,400              30,000
                                                                                       -----------         -----------
                                                                                           208,700             190,600
   Other current assets .......................................................             94,100             106,700
                                                                                       -----------         -----------
         Total Current Assets .................................................            677,000             691,600
                                                                                       -----------         -----------

Property, plant, and equipment (net) ..........................................            421,200             447,700

Other assets (net) ............................................................            627,800             375,500
                                                                                       -----------         -----------

         Total Assets .........................................................        $ 1,726,000         $ 1,514,800
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................        $    32,800         $    29,400
   Accrued liabilities ........................................................            210,000             177,300
   Income taxes payable .......................................................             64,900              83,800
   Current portion of long-term debt ..........................................              4,800               4,700
                                                                                       -----------         -----------
         Total Current Liabilities ............................................            312,500             295,200

Long-term debt ................................................................            131,300             142,400

Deferred income taxes .........................................................             25,300              23,400

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares; 9.76% Series A cumulative convertible, redeemed on April 1, 1997; 177,400 shares issued
     and outstanding at December 31, 1996 (liquidation value - $200 million)...                                    900
   Additional paid-in capital - preferred stock ...............................                                190,600
   Common stock $.10 par value, authorized 250,000,000 shares; issued,
     82,898,473 at December 31, 1997 and 71,367,780 at December 31, 1996.......              8,300               7,100
   Additional paid-in capital - common stock ..................................            973,600             623,900
   Retained earnings ..........................................................            395,800             318,000
   Treasury stock at cost; 7,015,207 shares at December 31, 1997
     and 8,080,983 shares at December 31, 1996.................................            (96,800)            (86,400)
   Accumulated translation adjustments ........................................            (28,300)             (3,100)
   Unrealized gain on marketable securities ...................................              4,300               2,800
                                                                                       -----------         -----------
         Total Stockholders' Equity ...........................................          1,256,900           1,053,800
                                                                                       -----------         -----------

Commitments and contingencies

         Total Liabilities and Stockholders' Equity ...........................        $ 1,726,000         $ 1,514,800
                                                                                       ===========         ===========

                 See Notes to Consolidated Financial Statements.

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Years Ended December 31,
In thousands, except per share data               1997              1996              1995
Net sales .............................        $1,172,100        $1,112,700        $1,022,300
                                               ----------        ----------        ----------

Costs and expenses:
   Cost of products sold ..............           471,200           460,600           451,700
   Research and development ...........            71,800            58,000            43,100
   Selling, general and administrative            464,800           443,400           417,000
   Interest (net) .....................             1,200             9,000            20,700
   Special Items:
     Litigation and related costs .....            24,300
     Restructuring charges ............            17,800
                                               ----------        ----------        ----------
       Total costs and expenses .......         1,051,100           971,000           932,500

Income before income taxes ............           121,000           141,700            89,800

Income taxes ..........................            26,900            32,600            10,600
                                               ----------        ----------        ----------

Net income ............................            94,100           109,100            79,200

Preferred stock dividends .............             4,700            19,500            19,500
                                               ----------        ----------        ----------
Net income applicable to
   common stock .......................        $   89,400        $   89,600        $   59,700
                                               ==========        ==========        ==========

Average number of basic common shares
   outstanding ........................            72,100            60,500            57,000
                                               ==========        ==========        ==========

Net income per basic common share .....        $     1.24        $     1.48        $     1.05
                                               ==========        ==========        ==========

Average number of diluted common shares
   outstanding ........................            73,700            62,600            57,400
                                               ==========        ==========        ==========

Net income per diluted common share ...             $1.21             $1.43             $1.04
                                                    =====             =====             =====

Dividends paid per common share .......              $.16              $.08              $.08
                                                     ====              ====              ====

                 See Notes to Consolidated Financial Statements.

   United States Surgical Corporation and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity


                                                                           Additional                   Additional
                                                                             Paid-in                      Paid-in
                                                             Preferred      Capital -       Common       Capital -      Retained
   Years ended December 31, 1997, 1996 and 1995                Stock       Preferred         Stock        Common        Earnings
   --------------------------------------------                -----       ---------         -----        ------        --------
   In thousands, except share data

   BALANCE AT JANUARY 1, 1995........................            $900       $190,600       $6,500        $380,700        $178,100
     Common stock issued to employees-net
       (329,799 shares)..............................                                                       5,300
     Income tax benefit from stock
       options exercised.............................                                                       8,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                     (19,500)
     Common stock dividends paid
       ($.08 per share)..............................                                                                      (4,600)
     Net income......................................                                                                      79,200
                                                                 ----       --------       ------        --------        --------
   BALANCE AT DECEMBER 31, 1995......................             900        190,600        6,500         394,200         233,200
     Issuance of common stock,
       net (4,300,000 shares)........................                                         400         141,400
     Common stock issued to employees-net
       (1,780,534 shares)............................                                         200          39,100
     Income tax benefit from stock
       options exercised.............................                                                      49,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                     (19,500)
     Common stock dividends paid
       ($.08 per share)..............................                                                                      (4,800)
     Unrealized gain on marketable securities (net)..
     Net income......................................                                                                     109,100
                                                                 ----       --------       ------        --------        --------
   BALANCE AT DECEMBER 31, 1996......................             900        190,600        7,100         623,900         318,000

     Conversion of Series A convertible preferred
       stock (8,450,491 shares)......................            (900)      (190,600)         800         181,500
     Common stock issued for acquisitions
       (2,452,726 shares)............................                                         200          92,600
     Common stock issued for litigation
       settlement (105,000 shares)...................                                                      15,100
     Common stock issued to employees
       from stock plans-net (2,030,895 shares).......                                         200          48,100
     Income tax benefit from stock options
       exercised.....................................                                                      12,400
     Aggregate adjustment resulting from the
       translation of foreign financial statements
     Preferred stock dividends.......................                                                                      (4,700)
     Common stock dividends declared
       ($.16 per share)..............................                                                                     (11,600)
     Unrealized gain on marketable securities (net)..
     Net income......................................                                                                      94,100
                                                                 ----       --------       ------        --------        --------
   BALANCE AT DECEMBER 31, 1997......................            $  0       $      0       $8,300        $973,600        $395,800
                                                                 ====       ========       ======        ========        ========





                                                                                                    Unrealized
                                                                               Accumulated           Gain On
                                                             Treasury          Translation          Marketable
   Years ended December 31, 1997, 1996 and 1995                Stock           Adjustments          Securities             Total
   --------------------------------------------                -----           -----------          ----------             -----
   In thousands, except share data

   BALANCE AT JANUARY 1, 1995........................        $(86,700)          $ (8,100)                                $662,000
     Common stock issued to employees-net
       (329,799 shares)..............................             100                                                       5,400
     Income tax benefit from stock
       options exercised.............................                                                                       8,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                             10,400                                   10,400
     Preferred stock dividends.......................                                                                     (19,500)
     Common stock dividends paid
       ($.08 per share)..............................                                                                     (4,600)
     Net income......................................                                                                      79,200
                                                             --------           --------              ------           ----------
   BALANCE AT DECEMBER 31, 1995......................         (86,600)             2,300                                  741,100
     Issuance of common stock,
       net (4,300,000 shares)........................                                                                     141,800
     Common stock issued to employees-net
       (1,780,534 shares)............................             200                                                      39,500
     Income tax benefit from stock
       options exercised.............................                                                                      49,200
     Aggregate adjustment resulting from the
       translation of foreign financial statements                                (5,400)                                  (5,400)
     Preferred stock dividends.......................                                                                     (19,500)
     Common stock dividends paid
       ($.08 per share)..............................                                                                     (4,800)
     Unrealized gain on marketable securities (net)..                                                 $2,800                2,800
     Net income......................................                                                                     109,100
                                                             --------           --------              ------           ----------
   BALANCE AT DECEMBER 31, 1996......................         (86,400)            (3,100)              2,800            1,053,800

     Conversion of Series A convertible preferred
       stock (8,450,491 shares)......................           9,200                                                           0
     Common stock issued for acquisitions
       (2,452,726 shares)............................                                                                      92,800
     Common stock issued for litigation
       settlement (105,000 shares)...................                                                                      15,100
     Common stock issued to employees
       from stock plans-net (2,030,895 shares).......         (19,600)                                                     28,700
     Income tax benefit from stock options
       exercised.....................................                                                                      12,400
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                            (25,200)                                 (25,200)
     Preferred stock dividends.......................                                                                      (4,700)
     Common stock dividends declared
       ($.16 per share)..............................                                                                     (11,600)
     Unrealized gain on marketable securities (net)                                                    1,500                1,500
     Net income......................................                                                                      94,100
                                                             --------           --------              ------           ----------
   BALANCE AT DECEMBER 31, 1997......................        $(96,800)          $(28,300)             $4,300           $1,256,900
                                                             ========           ========              ======           ===========

                 See Notes to Consolidated Financial Statements.

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                             Years Ended December 31,
In thousands                                                                        1997               1996               1995
------------                                                                        ----               ----               ----
Cash flows from operating activities:
   Cash received from customers ..........................................      $ 1,083,800        $ 1,071,600        $ 1,000,000
   Cash paid to vendors, suppliers, and employees ........................         (913,000)          (892,400)          (784,100)
   Interest paid (net) ...................................................           (1,000)            (9,500)           (17,500)
   Income taxes paid .....................................................          (21,700)           (15,500)           (10,300)
                                                                                -----------        -----------        -----------
     Net cash provided by operating activities ...........................          148,100            154,200            188,100
                                                                                -----------        -----------        -----------

Cash flows from investing activities:
   Additions to property, plant, and equipment ...........................          (55,600)           (42,300)           (33,600)
   Acquisitions ..........................................................          (80,600)           (15,000)           (84,000)
   Other assets ..........................................................         (117,400)           (51,600)           (18,100)
                                                                                -----------        -----------        -----------
     Net cash used in investing activities ...............................         (253,600)          (108,900)          (135,700)
                                                                                -----------        -----------        -----------

Cash flows from financing activities:
   Long-term debt borrowings under credit agreements .....................          110,100          1,080,300          2,407,300
   Long-term debt repayments under credit agreements .....................         (104,700)        (1,184,900)        (2,445,800)
   Long-term debt issuance fees ..........................................                                                 (1,700)
   Issuance of common stock in public offering, net ......................                             141,800
   Acquisition of common stock for treasury ..............................           (4,100)
   Common stock issued from stock plans ..................................           32,200             39,300              5,300
   Dividends paid ........................................................          (16,300)           (24,300)           (24,100)
                                                                                -----------        -----------        -----------
     Net cash provided by (used in) financing activities .................           17,200             52,200            (59,000)
                                                                                -----------        -----------        -----------

Effect of exchange rate changes ..........................................             (100)            (1,300)             5,800
                                                                                -----------        -----------        -----------

Net (decrease) increase in cash and cash equivalents .....................          (88,400)            96,200               (800)
Cash and cash equivalents, beginning of year .............................          106,700             10,500             11,300
                                                                                -----------        -----------        -----------

Cash and cash equivalents, end of year ...................................      $    18,300        $   106,700        $    10,500
                                                                                ===========        ===========        ===========

Reconciliation of net income to net cash provided by operating activities:

Net income ...............................................................      $    94,100        $   109,100        $    79,200
                                                                                -----------        -----------        -----------
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation ........................................................           62,200             65,400             71,000
     Amortization ........................................................           31,600             21,300             20,700
     Adjustment of property, plant, and equipment reserves ...............              300             20,600             18,600
     Receivables -- (increase) ...........................................          (88,600)           (44,300)           (23,900)
     Inventories -- (increase) ...........................................          (30,300)           (40,100)            (2,600)
     Adjustment of inventory reserves ....................................           11,300              9,700             26,600
     Other current assets -- (increase) ..................................           (7,600)           (19,200)           (26,200)
     Accounts payable and accrued liabilities -- increase ................           71,000             14,000             13,500
     Income taxes payable and deferred -- (decrease) increase ............           (8,400)           (31,600)             3,100
     Income tax benefit from stock options exercised .....................           12,400             49,200              8,200
     Other assets - net ..................................................              100                100               (100)
                                                                                -----------        -----------        -----------
         Total adjustments ...............................................           54,000             45,100            108,900
                                                                                -----------        -----------        -----------

Net cash provided by operating activities ................................      $   148,100        $   154,200        $   188,100
                                                                                ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements.

                  UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES United States Surgical Corporation and Subsidiaries (the Company) is primarily engaged in developing, manufacturing and marketing a proprietary line of technologically advanced surgical products to hospitals throughout the world. The Company currently operates domestically and internationally through subsidiaries, divisions, and distributors.

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

                           PROPERTY, PLANT, AND EQUIPMENT. Depreciation and
                  amortization is provided using the straight-line method over the following estimated useful lives:

                                                                            Years
                                                                            -----
                                    Buildings                                 40
                                    Molds and dies                         2  to  4
                                    Machinery and equipment                3  to 10
                                    Leasehold improvements                 3  to 30

                           The Company capitalizes interest incurred on funds
                  used to construct Property, plant, and equipment. Interest capitalized during 1997, 1996 and 1995 was immaterial.

                           OTHER ASSETS. The Company capitalizes and includes in
                  Other assets the costs of acquiring patents on its products, licenses to use purchased patents for current and future products, the costs of computer software developed and used in its information processing systems and goodwill arising from the excess of cost over the fair value of net assets of purchased businesses, including the costs associated with legal settlements resulting from business acquisitions . The Company evaluates the carrying value of its long lived assets and identifiable intangibles, including goodwill, for possible impairments which, if applicable, are recognized when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Costs of Other assets are amortized on the straight-line basis over the following estimated useful lives:


                                                                            Years
                                                                            -----
                                    Patents and licenses                   5 to 10
                                    Computer software costs                2 to  3
                                    Goodwill                              20 to 40

                  In addition, Other assets contains investments held in certain marketable securities which are recorded at fair value.

                           REVENUE RECOGNITION. Revenues from sales, net of
                  estimated returns, are recognized when products are sold directly by the Company to ultimate consumers, primarily hospitals, or to authorized distributors.

                           FOREIGN CURRENCY TRANSLATION. For translation of the
                  financial statements of substantially all of its international operations the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of foreign operations are translated at year end exchange rates, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are made directly to the Accumulated Translation Adjustments component of Stockholders' Equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

                           DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters
                  into contracts to reduce its exposure to and risk from foreign currency exchange rate changes and interest rate fluctuations in the regular course of the Company's business. Realized and unrealized foreign currency exchange gains and losses are recognized when incurred and are included as a component of selling, general and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers and employees in the consolidated statements of cash flows. In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows.

                           ADOPTION OF FAS 128. In the fourth quarter of 1997,
                  the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share"(FAS 128), as required and restated the previously reported earnings per share in conformity with FAS 128. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share.

                  NOTE B - ACCOUNTING CHANGE
                  The Company is presently incurring costs relative to business process reengineering in connection with the design, training, and implementation of its new enterprise software systems. Certain of these costs had been deferred through September
                  30, 1997. In the fourth quarter of 1997, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force
                  (EITF) issued EITF 97-14 "Accounting for Costs Incurred with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Transformation". Accordingly, the Company has expensed all business process reengineering costs incurred through December 31,1997 ($4 million) during the fourth quarter of 1997.

                  NOTE C - TENDER OFFER
                  The Company has extended the new tender offer for all of the outstanding Circon Corporation (Circon) common stock at a price of $16.50 per share until July 16, 1998. The Company previously purchased 1,973,274 shares of Circon common stock. These shares represent 14.9% of Circon's outstanding common stock, the maximum amount of shares the Company can purchase without triggering Circon's "poison pill". The Circon Corporation common stock, along with other securities, are included in Other assets. These available-for-sale securities have a fair value of approximately $40 million and a cost of approximately $34 million at December 31, 1997.

                  NOTE D - RESTRUCTURING CHARGES
                  The Company recorded restructuring charges of $ 6 million during the second quarter of 1997 which related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. The Company had an additional restructuring of operations during the fourth quarter of 1997 and recorded a charge of $12 million which was related to additional employee terminations ($8 million) and facility disposals and asset writedowns ($4 million) as part of the Company's cost cutting objectives. Collectively, the 1997 restructuring charges resulted in over 450 employee terminations worldwide, which should save the Company approximately $19 million on an annual basis.

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

                           Accrued liabilities at December 31, 1997 and 1996
                  included approximately $12 million and $4 million, respectively, which related primarily to severance costs associated with the Company's 1997 and 1995 restructuring charges. The majority of the 1997 accrued termination charges will be liquidated during 1998. The majority of the 1995 restructuring charge was fully liquidated by the end of 1996.

                  NOTE E - ACQUISITIONS
                  The Company exercised its option during the third quarter of 1997 to acquire Progressive Angioplasty Systems, Inc (PAS), a manufacturer and distributor of cardiovascular products, in a purchase transaction utilizing the Company's common stock. The cost of the acquisition, inclusive of a payment for attainment of certain milestones, was $78 million (approximately 2.1 million shares of common stock). The Company will potentially pay up to $72 million in additional purchase price consideration, also in common stock, which will increase goodwill if and when certain additional milestones and sales objectives are achieved. In addition, the Company assumed certain pre-acquisition liabilities as part of this acquisition. The Company has recorded intangible assets for patents ($18 million), with an amortization period of 10 years, and goodwill ($81 million), with an amortization period of 25 years, as a result of the acquisition. The Company has included in its results of operations, the operating results of PAS subsequent to September 22, 1997, which was the date of the acquisition.

                           The Company acquired NeoVision Corporation, a
                  manufacturer and distributor of ultrasound breast biopsy products, during the third quarter of 1997 in a purchase transaction for approximately $43 million in cash. The Company has recorded intangible assets for patents($15 million), with an amortization period of 10 years, and goodwill ($35 million), with an amortization period of 25 years, as a result of the acquisition. The Company has included in its results of operations, the operating results of NeoVision subsequent to September 8, 1997, which was the date of the acquisition.

                           The Company purchased certain assets of DRS Medical
                  Systems, a manufacturer of custom ultrasound systems, during the third quarter of 1997 for approximately $2 million in cash. The Company has included in its results of operations the results from this asset purchase subsequent to September 12, 1997, which was the date of the transaction.

                           The Company purchased Smith & Nephew, Inc.'s
                  spinal-product business during the third quarter of 1997 for approximately $17 million in cash. The Company has recorded intangible assets for patents ($3 million), with an amortization period of 10 years, and goodwill, customer lists, and a non-compete agreement ($12 million), with amortization periods up to 30 years, as a result of the purchase. The Company has included in its results of operations the results from this asset purchase subsequent to September 12, 1997, which was the date of the transaction.

                           The Company acquired CeDar Surgical, Inc., a licensor
                  of certain products sold by Surgical Dynamics, Inc., during the first quarter of 1997 in a purchase transaction for a combination of cash and the Company's common stock for approximately $13 million. The Company has allocated the entire purchase price to intangibles. These intangibles are being amortized over a period of ten years.

                           The above acquisitions cost and allocations of cost
                  may require adjustment based upon information coming to the attention of the Company which is not currently available.

                           The unaudited consolidated results of operations on a
                  pro-forma basis for the above transactions, assuming they had collectively occurred at the beginning of 1997 and 1996 are as follows (dollars in thousands, except per share amounts):

                                                                              Year Ended
                                                                              December 31,
                                                                         1997              1996
                                                                         ----              ----
                  Net Income applicable to common shares               $73,500           $73,100
                  Net Income per basic common share                      $1.00             $1.16
                  Net Income per diluted common share                     $.98             $1.12

                           The pro-forma financial information is presented for
                  informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                           The Company acquired Surgical Dynamics, Inc., (a
                  subsidiary of E-Z-EM, Inc.) a developer, manufacturer, and distributor of surgical devices for use in spinal procedures, in November 1995 for $60 million in a cash transaction. The acquisition was accounted for by the purchase method of accounting. Goodwill of approximately $58 million resulting from the acquisition is being amortized to operations over 20 years. Results of operations subsequent to acquisition are included in the Company's consolidated financial statements.

                           The Company completed on September 29, 1995 its 6.1
                  billion Yen (approximately $62 million or a present value of $54 million) purchase acquisition of certain assets from the Company's former distributor in Japan. The Company and the former distributor had agreed that all of the conditions to closing the purchase had either been met or could be met as of April 1, 1995 and, accordingly, had entered into an agency agreement effective April 1, 1995 under which the Company assumed the risks and rewards of selling the Company's products to third parties in Japan and recognized, since April 1, 1995, the former distributor's revenue and selling expenses in the Company's consolidated financial statements relative to the sale of the Company's products in Japan. Approximately 2.5 billion Yen ($22 million) was recorded as goodwill and is being amortized over 25 years.

                           In the third quarter of 1995, the Company acquired
                  through purchase transactions certain assets of an internal stapling business and a 9.5% equity interest in a biopharmaceutical company (Alexion Pharmaceutical Company). The Company acquired additional shares in Alexion during 1997, and presently maintains approximately 9% ownership based upon current outstanding shares. In addition, the Company acquired the exclusive worldwide rights to market transgenic pig organs from Alexion. In the third quarter of 1996, the Company acquired 80% of a foreign corporation (Medolas Gesellschaft fur Medizintechnik GmbH) through a purchase transaction along with an option to purchase the remaining 20% in the future. This foreign corporation will exclusively supply the Company with certain laser products in the medical field. These acquisitions do not have a material impact on the Company's consolidated results of operations or financial position.

         The unaudited 1995 consolidated results of operations on a pro-forma basis as though the 1995 purchase business combinations of Surgical Dynamics, Inc., and the purchase of certain assets from the Company's former Japanese distributor, had collectively been completed by the Company at the beginning of 1995 is as follows (dollars in thousands, except per share amount):

                                              Twelve Months Ended
                                               December  31, 1995
Net sales                                      $   1,058,100
Net income applicable to common shares         $      74,100
Net income per basic common share              $         .96
Net income per diluted common share            $         .95

      The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

      The Company records the purchase price of acquisitions based on the estimated fair values of assets and liabilities acquired.

NOTE F - LITIGATION

The Company established a reserve of approximately $24 million for damages and other related costs during the second quarter of 1997 relative to an award by the United States District Court for the Eastern District of Virginia in the action of Applied Medical Resources Corporation against the Company alleging infringement of patents related to trocar seal systems. The accrued reserve for damages of $20.5 million at December 31,1997 is expected to be liquidated from the Company's operating cash flows and cash on hand.

NOTE G - ADOPTION OF FAS 128

The Company adopted the provisions of Statement of Financial Standards No. 128 "Earnings Per Share"(SFAS 128), during the fourth quarter of 1997, as required. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share. The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.

                                                    Years Ended December 31,
                                              1997            1996            1995
                                             -------         -------         -------
                                               (in thousands, except per share data)
BASIC EARNINGS PER SHARE COMPUTATION

Net Income Applicable to
  common shares .......................      $89,400         $89,600         $59,700
                                             -------         -------         -------

Weighted average common
  shares outstanding ..................       72,100          60,500          57,000
                                             -------         -------         -------

Basic Earnings per Common
  Share ...............................      $  1.24         $  1.48         $  1.05
                                             =======         =======         =======

                                                             Years Ended December 31,
                                                       1997            1996            1995
                                                     ---------------------------------------
                                                      (in thousands, except per share data)
      DILUTED EARNINGS PER SHARE COMPUTATION

      Net Income Applicable to
        common shares ......................         $89,400         $89,600         $59,700
                                                     -------         -------         -------
      Weighted average common
        shares outstanding .................          72,100          60,500          57,000

        Contingent stock rights ............             300

        Common stock equivalents ...........           1,300           2,100             400
                                                     -------         -------         -------
         Total weighted
           average shares ..................          73,700          62,600          57,400
                                                     -------         -------         -------
      Diluted Earnings per Common
        Share ..............................         $  1.21         $  1.43         $  1.04
                                                     =======         =======         =======


Diluted earnings per common share excludes antidilutive stock options as follows: 1997, 10,521,039 options; 1996, 7,298,495 options; 1995, 10,802,320 options.

NOTE H - PROPERTY, PLANT, AND EQUIPMENT

At December 31, 1997 and 1996, Property, plant, and equipment (at cost) was comprised of the following items:

In  thousands                                               1997               1996
-------------------------------------------------------------------------------------
Land ...........................................         $  21,200          $  26,700
Buildings ......................................           154,100            164,100
Molds and dies .................................            91,100             88,600
Machinery and equipment ........................           292,000            289,300
Leasehold improvements .........................           158,600            154,600
                                                         ---------          ---------
                                                           717,000            723,300
Less allowance for depreciation and amortization          (295,800)          (275,600)
                                                         ---------          ---------
                                                         $ 421,200          $ 447,700
                                                         =========          =========

      Property, plant, and equipment includes land and buildings in Elancourt, France with a net book value at December 31, 1997 and 1996 of $68 million and $79 million, respectively. During 1997 the Company took out of service and removed from its balance sheet Property, plant, and equipment which had an original cost of $29 million and was fully depreciated.

NOTE I - OTHER ASSETS

At December 31, 1997 and 1996, Other assets (net of accumulated amortization of $79 million and $57 million in 1997 and 1996, respectively) was comprised of the following items:

In thousands                        1997             1996
-----------------------------------------------------------
Goodwill ....................     $212,100         $ 83,700
Patents and licenses ........      149,000           76,300
Prepaid rent ................      110,600           71,100
Deferred tax assets .........       29,300           59,900
Investments at fair value ...       40,100           21,000
Certificates of deposit .....       19,000           19,000
Computer software costs .....       25,900           12,500
Other .......................       41,800           32,000
                                  --------         --------
      Total                       $627,800         $375,500
                                  ========         ========

      During 1997 the Company removed from its Balance Sheet fully amortized Other assets with a cost of $3 million.

      Investments at fair value consist of available-for-sale securities which have an original cost of $34 million and $17 million at December 31, 1997 and 1996, respectively.

NOTE J - INCOME TAXES

A summary of the source of income (loss) before income taxes follows:

In thousands            1997              1996            1995
                     ---------          --------         -------
Domestic (a) ....    $ 124,600          $131,500         $71,600
Foreign .........       (3,600)           10,200          18,200
                     ---------          --------         -------
                     $ 121,000          $141,700         $89,800
                     =========          ========         =======

(a) Includes Puerto Rico and U.S. branches in foreign locations.

A summary of the provision for income taxes follows:

In thousands                          1997             1996             1995
----------------------------------------------------------------------------
 Current:

      Federal (b) ............    $ (7,600)         $ 7,900
      Foreign ................       7,200            9,100         $  9,700
      State and local (a) ....       7,000            7,100            3,900

Deferred:

      Federal (b) ............      25,900              500           (5,700)
      Foreign ................      (7,000)             900            2,300
      State and local (a) ....       1,400            7,100              400
                                  --------          -------         --------
                                  $ 26,900          $32,600         $ 10,600
                                  ========          =======         ========

      (a) Includes local tax provision of Puerto Rico subsidiary.

      (b) Includes federal tax provision of Puerto Rico subsidiary.

A reconciliation between income taxes based on the application of the statutory federal income tax rate (35%) to income before income taxes and the provision for income taxes as set forth in the Consolidated Statements of Operations follows:

In thousands                                       1997              1996              1995
-------------------------------------------------------------------------------------------
Provision for taxes
  at statutory rates .................         $ 42,400          $ 49,600          $ 31,400
Benefit of operating loss carryforward
  recognized for U.S. federal or
  foreign taxes ......................           (1,600)          (17,300)          (16,100)
Benefit of operating loss and credit
  carryforwards incident to IRS tax
  examination ........................           (7,000)             --             (10,000)
Tax savings from operations in
  Puerto Rico ........................           (8,100)           (7,000)           (6,600)
State and local income taxes,
  net of federal income tax benefit ..            3,900             4,000             2,800
Foreign income taxed at rates
  different than U.S.
  statutory rate .....................            3,000             2,700             8,200
Tax benefits derived from Foreign
  Sales Corporation ..................           (6,400)
Other ................................              700               600               900
                                               --------          --------          --------

                                               $ 26,900          $ 32,600          $ 10,600
                                               ========          ========          ========

      The Company has provided for taxes on the income of its subsidiary's operations in Puerto Rico at an effective rate that is lower than the U.S. federal income tax statutory rate. This rate reflects the fact that approximately 90% of income is exempt from local taxes in Puerto Rico as well as the availability of a tax credit under Section 936 of the Internal Revenue Code. Withholding taxes at a rate of 7% for 1997 (the Company is currently negotiating with the Puerto Rico government to reduce its withholding tax rate to 5% for 1996 and 1995) has been provided on the expected repatriation of the income of this subsidiary.

      At December 31, 1997 and 1996 deferred tax liabilities and assets under SFAS 109 were comprised of the following:

In thousands                                 1997               1996
-----------------------------------------------------------------------
Patent amortization .............         $ (30,700)         $ (16,800)
Depreciation ....................           (46,200)           (50,100)
Other amortization ..............            (2,800)            (1,900)
Operating lease .................           (40,700)           (18,800)
Accrued interest ................            (4,400)            (2,500)
Withholding taxes ...............           (12,300)           (12,000)
Other ...........................            (6,600)            (6,700)
                                          ---------          ---------
  Gross deferred tax liabilities           (143,700)          (108,800)
                                          ---------          ---------
Restructuring reserves ..........            20,200             21,700
Inventory reserves ..............            38,800             40,400
Fixed asset reserves ............            38,800             40,600
Accrued expenses ................            14,700              8,500
Other ...........................            10,300             13,600
Tax loss and credit carryforwards           126,600            122,300
                                          ---------          ---------
  Gross deferred tax assets .....           249,400            247,100
Less:  Valuation allowance ......           (58,200)           (58,100)
                                          ---------          ---------
                                            191,200            189,000
                                          ---------          ---------
Net deferred tax assets .........         $  47,500          $  80,200
                                          =========          =========

      Deferred taxes resulted from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source of the temporary differences are: recognition of certain lease expenses for tax purposes on an accelerated basis compared to those recognized for financial reporting purposes, the use of accelerated methods of computing depreciation for income tax purposes and the straight-line method for financial reporting purposes expensing certain patent costs as incurred for income tax purposes and capitalizing and amortizing them over their estimated useful lives for financial reporting purposes and other temporary differences applicable to assets and liabilities.

      At December 31, 1997 and 1996 net current deferred tax assets of $44 million and $45 million, respectively, and net non-current deferred tax assets of $29 million and $60 million, respectively, were included in the Consolidated Balance Sheet captions Other current assets and Other assets, respectively. Current deferred tax liabilities of $1 million in 1997 and 1996 and non-current deferred tax liabilities of $25 million in 1997 and $23 million in 1996 were included in the Consolidated Balance Sheet captions Income taxes payable and Deferred income taxes, respectively.

      The Company's loss carryforwards prior to 1993 are primarily attributable to compensation expense deductions on its income tax return which were not recognized for financial accounting purposes. A valuation allowance in the amount of $58 million has been recorded as of December 31, 1997 because of the uncertainty of the Company over the future utilization of the tax benefit of its gross deferred tax assets. As of January 1, 1997 and 1996, the valuation allowance was $58 million and $129 million, respectively.

      At December 31, 1997 the Company's consolidated subsidiaries have unremitted earnings of $101 million on which the Company has not accrued a provision for income taxes since these earnings are considered to be permanently invested. The amount of the unrecognized deferred tax liability relating to unremitted earnings was approximately $39 million at December 31, 1997.

      The Company has available for U.S. Federal income tax return purposes the following net operating loss and tax credit carryforwards:

                                  NET                INVESTMENT           RESEARCH
                                OPERATING               TAX               AND OTHER
IN THOUSANDS                     LOSSES               CREDITS              CREDITS
----------------------------------------------------------------------------------
YEAR SCHEDULED TO EXPIRE:
1998 .....................                            $ 1,400
1999 .....................     $    600                 1,100               $   100
2000 .....................          100                 1,000                   300
2001 .....................          600                   500                   500
2002 .....................                                                      700
2003 .....................                                                      800
2004 .....................          100                                       1,000
2005 .....................                                                    1,800
2006 .....................          400                                       3,000
2007 .....................       60,100                                       6,500
2008 .....................       43,000                                       2,800
2009 .....................       14,000                                         100
2010 .....................          400                                         100
2011 .....................        2,500                                         700
2012 .....................        3,200                                       2,000
                               --------               -------               -------
                               $125,000               $ 4,000               $20,400
                               ========               =======               =======

      The Company has available for state and foreign income tax return purposes net operating loss carryforwards of $94.1 million and $109 million, respectively, and tax credits of $7 million, which expire at various dates. In addition, the Company has federal tax credits related to the payment of alternative minimum taxes in prior years in the amount of $4.4 million which have an unlimited carryforward period.

      The exercise of stock options which have been granted under the Company's various stock option plans and the vesting of restricted stock give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options and restricted stock and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital. In the years ended December 31, 1990 through 1992 such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase Additional Paid-In Capital. The tax benefit recognized from compensation deductions arising from the exercise of stock options was approximately $12.4 million in 1997, $49 million in 1996 and $8 million in 1995. All of the $12.4 million tax benefit recognized in 1997 relates to stock options exercised in 1997.

      With respect to the U.S. federal net operating loss and credit carryforwards set forth above, the Company estimates that if such carryforwards are ultimately recognizable, the remainder of such tax assets would result in increases to Additional Paid-In Capital of up to approximately $16 million.

      The Company is currently in the process of having its federal tax returns for the years 1991 through 1993 surveyed by the IRS. Incident to such IRS survey, during the second quarter of 1997 the IRS documented its intention to accept certain of the Company's tax filing positions with respect to the years 1991 through 1993 on a basis such that certain previously established tax reserves are no longer required. As a result, in the second quarter of 1997 the Company reduced its current liability by $7 million, recognizing a credit to the tax provision of $7 million ($.10 per basic common share). The effective tax rate in 1997, excluding the effect of the aforementioned $7 million credit, is 28%, compared to an effective tax rate of 23% for 1996. The effective tax rate for 1997 reflects the recognition of tax benefits arising from the utilization of certain foreign net operating loss carryforwards and tax credits, the availability of U.S. tax benefits arising from the utilization of the company's foreign sales corporation, and the continued beneficial impact of the wage-based tax credit under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

In August 1995, the Company reached agreement with respect to settlement of all issues raised by the IRS in its examination of the Company's income tax returns for the years 1984 through 1990. Prior to this resolution, a significant portion of deferred tax assets related to available net operating loss and tax credit carryforwards had been fully reserved by the Company because of uncertainty over the future utilization of the tax benefits. Based upon circumstances relative to the IRS audit and the Company's estimate of future domestic taxable income, it is more likely than not that a significant portion of such fully reserved assets will be realized in the future. As a result, in the third quarter of 1995 the Company reduced the valuation allowances related to a significant portion of these deferred tax assets by $54.3 million (change in valuation allowances in 1995 was a reduction of $75.6 million), increased its current tax liabilities by $28.6 million for the remaining estimated tax liabilities relating to years subsequent to 1990, decreased tax assets by $7.4 million, recognized a net credit to the tax provision of $10.0 million ($.18 per basic common share) and recorded a credit to Additional paid-in capital (for windfall tax benefits related to net operating losses generated from stock compensation deductions in prior years) of $8.3 million.

NOTE K - ACCRUED LIABILITIES

Included in Accrued liabilities at December 31, 1997 are accrued rent for the Company's North Haven facilities $33 million (1996 - $34 million), accrued litigation reserve for alleged patent infringement and other matters $42 million (1996 - $3 million), accrued payroll, property and sales taxes $23 million (1996
- $19 million), accrued commissions $17 million (1996 - $16 million) and accrued restructuring charges $12 million (1996 - $4 million).

NOTE L - LONG-TERM DEBT

At December 31, 1997, the scheduled principal repayments under loan agreements and future minimum payments under a financing lease and note payable were as follows:

                              BANK
                             CREDIT         FINANCING          NOTE
IN THOUSANDS               FACILITIES         LEASE           PAYABLE            TOTAL
----------------------------------------------------------------------------------------
1998 ..............            --          $   5,500         $   3,300         $   8,800
1999 ..............            --              6,700             3,900            10,600
2000 ..............            --              7,400             4,500            11,900
2001 ..............        $ 28,800            7,800             5,200            41,800
2002 ..............            --              8,400            12,700            21,100
After 2002 ........            --             71,900                              71,900
                           --------        ---------         ---------         ---------
                             28,800          107,700            29,600           166,100
Current portion of
long-term debt and
note payable ......            --             (1,500)           (3,300)           (4,800)
Amount representing
interest ..........            --            (30,000)             --             (30,000)
                           --------        ---------         ---------         ---------
Long-term debt ....        $ 28,800        $  76,200         $  26,300         $ 131,300
                           ========        =========         =========         =========

      At December 31, 1997 the Company's long term debt consisted of $29 million in Yen denominated bank borrowings, $76 million in French Franc denominated financing lease obligations outstanding relating to its European headquarters office building and distribution center complex in Elancourt, France, and $26 million in Yen denominated notes payable outstanding to its former Japanese distributor which arose as part of the Company's acquisition of certain assets from the former Japanese distributor. In the second quarter of 1996 the Company sold 4.3 million shares of its common stock in a public offering for approximately $141.8 million of proceeds net of issuance costs. A portion of the proceeds were used to repay certain domestic bank debt and the balance of the proceeds was used for general corporate purposes, including financing the Company's 1997 various acquisitions.

      The Company entered into a five year, $325 million syndicated credit agreement in December 1995, which replaced its previous $350 million revolving credit facility. The new syndicated credit facility provides the Company with a choice of interest rates based upon the banks' CD rate, prime rate or the London Interbank Offered Rate (LIBOR) for US dollar borrowings and Tokyo Interbank Offered Rate (TIBOR) for yen borrowings. The actual interest charges paid by the Company are determined by a pricing schedule which considers the ratio of consolidated debt at each calendar quarter end to consolidated earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The effective interest rate on long-term bank debt outstanding as of December 31, 1997 and 1996 was 1.04% and 5.3%, respectively. The interest expense in 1997, 1996 and 1995 was $9 million, $14 million and $23 million, respectively. Such interest expense has been reduced, as reflected on the Consolidated Statement of Operations by interest income of $8 million, $5 million and $2 million in 1997, 1996 and 1995, respectively.

      The Company entered into an additional conditional committed bank term loan facility of $175 million during the third quarter of 1996 to exclusively finance its Circon tender offer. This conditional term loan facility has similar terms and conditions to the Company's present syndicated bank credit facility.

      The Company has obtained a commitment for 364-day bank term loan facility of $450 million during the fourth quarter of 1997 with its four lead banks to exclusively finance its acquisition of Valleylab (see Note T of Notes to Consolidated Financial Statements). The loan, funded on January 30, 1998 , contains terms and conditions similar to the Company's two other committed bank loan facilities. The interest rate was initially set at LIBOR plus 60 basis points, or 6.26%. The loan may be repaid without any penalty prior to its anniversary. It is currently intended that the loan will be refinanced with a combination of the Company's existing $325 million syndicated credit facility and other long term debt instruments. There were no borrowings outstanding under this facility at December 31, 1997.

      The credit agreements, conditional term loan facility, and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is prohibited from declaring dividends on its common stock in excess of 20% of net income, subject to changes in the number of common shares outstanding, until it achieves investment grade status, as defined. Additionally, during 1997 and 1996, the Company entered into uncommitted facilities for 6 billion Japanese Yen (approximately $50 million) with three Japanese banks and $95 million with four other banks. The uncommitted credit agreements are short term in nature. Borrowings under these agreements were approximately $29 million at December 31, 1997. Such borrowings have been categorized as long-term debt as such borrowings will be refinanced under the Company's five-year bank credit agreement. The Company is in full compliance with all of the covenants associated with its various financing agreements.

      The Company's French franc denominated financing lease requires principal amortization in varying amounts over the remaining eleven year term of the lease with a balloon payment of approximately 42 million French franc ($7 million) at the end of the lease. Interest is payable at a rate approximately 1.4% above Paris Interbank Offered Rate (PIBOR). After considering the effects of an interest rate swap agreement, the effective interest rate on the financing lease debt was approximately 4.9% and 6.8% at December 31, 1997 and 1996, respectively.

      The Company's yen-denominated note payable is non-interest bearing and repayable annually in amounts based upon the higher of 350 million yen or 8% of the landed value of products shipped to the Company's subsidiary in Japan. In any event, any notes payable still outstanding on December 31, 2001 must be repaid on that date. The Company has calculated the present value of these notes using a discount rate of 4% and the estimated value of products expected to be shipped to its subsidiary over the next four years. Based upon these assumptions, the Company estimates that the present value of the final payment on December 31, 2001 will be approximately $15 million.

NOTE M - STOCKHOLDERS' EQUITY

      During the first quarter of 1997, the Company called for redemption on April 1, 1997 all of the issued and outstanding shares of its Series A Convertible Preferred Stock in accordance with the original terms of the offering memorandum. The redemption of the convertible preferred stock eliminated the preferred dividend payment subsequent to April 1, 1997 and had a positive effect on the Company's cash position. Common shares outstanding as a result of the called redemption increased by approximately 8.5 million shares.

      The Company had 75,883,266 and 63,286,797 shares of its $.10 par value Common Stock outstanding as of December 31, 1997 and 1996, respectively. In the past, the Company announced programs to repurchase up to a total of 9,200,000 shares of its outstanding Common Stock. As of December 31, 1997, a total of 8,799,780 shares had been acquired at a total cost of $93.4 million, with 87,243 shares received for withholding taxes on the exercise of stock options in 1997 at a cost of $4.1 million. No treasury shares had been acquired in 1996 and 1995. Acquired shares are being held as treasury shares, and will be used for general corporate purposes.

      Shares of Common Stock reserved for future issuance in connection with restricted stock awards, stock option plans and employee stock purchase plans amounted to 25,268,549 and 18,015,704 at December 31, 1997 and 1996,
respectively. The Compensation/Option Committee (the "Committee") of the Board of Directors is responsible for administering the Company's stock plans. Stock option grants made under the Company's stock option plans vest for periods up to five years from the date of grant.

      The 1990 Employee Stock Option Plan (the "1990 Option Plan") provides for grants to key employees and certain key consultants of options and stock appreciation rights for up to 13,000,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee determines otherwise. As of December 31, 1997, no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1990 Option Plan will be as determined by the Committee.

      The 1993 Employee Stock Option Plan (the "1993 Option Plan") provides for grants to key employees (excluding executive officers) of options and stock appreciation rights for up to 6,500,000 shares of the Company's Common Stock at the per share market price at the date of grant unless the Committee deems otherwise. As of December 31, 1997 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1993 Option Plan will be as determined by the Committee.

      The 1996 Employee Stock Option Plan (the "1996 Option Plan") provides for grants to Officers of the Company of options and stock appreciation rights for up to 2,500,000 shares of the Company's Common Stock at no less than the per share market price at the date of grant. As of December 31, 1997 no stock appreciation rights have been granted. Subject to a maximum exercise period of fifteen years, the exercise period of awards under the 1996 Option Plan will be as determined by the Committee.

      The 1997 Key Management Equity Investment Plan (the "1997 Option Plan") provides for grants to selected employees of the Company of options, in lieu of cash bonus payments, for up to 3,000,000 shares of the Company's Common Stock at no less than the per share market price at the date of grant. Subject to a maximum exercise period of four years, the exercise period of awards under the 1997 Option Plan will be as determined by the Committee.

      The PAS Employee Stock Option Plans (the "PAS Option Plans") provided for grants to key employees of PAS, prior to the acquisition of PAS by the Company. There are no future grants available and all current grants expire two years from the date of merger, which was September, 1997.

      The 1997 Stock Option Purchase Agreement provides for a purchase of 2,000,000 shares of the Company's stock by the Company's Chairman of the Board and Chief Executive Officer with an exercise price of $47.875 per share. The option was purchased by the Company's Chairman of the Board and Chief Executive Officer at fair market value.

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

      The Outside Directors Stock Plan provides for an aggregate maximum of up to 260,000 shares of Common Stock to be issued under restricted stock awards and option grants to certain non-employee members of the Board of Directors which are exercisable for a period up to ten years. At December 31, 1997 and 1996, restricted stock awards and option grants for 186,000 shares and 154,000 shares, respectively, had been granted under the Outside Directors Stock Plan. As of December 31, 1997 and 1996, 74,000 and 6,000 shares, respectively, are reserved for future issuance under the Outside Directors Stock Plan.

      A summary of stock option transactions under the employee option plans and the Outside Directors Stock Plan for each of the three years in the period ended December 31, 1997 follows:

                                        WEIGHTED
                                          NUMBER          AVERAGE
                                        OF SHARES      EXERCISE PRICE
---------------------------------------------------------------------
OUTSTANDING JANUARY 1, 1995 ...         12,732,616         $49.56
   Granted ....................          1,570,525          23.71
   Exercised ..................           (157,195)         13.98
   Canceled or lapsed .........           (433,049)         31.86
                                        ----------

OUTSTANDING DECEMBER 31, 1995 .         13,712,897          47.57
   Granted ....................          3,718,975          27.42
   Exercised ..................         (1,649,755)         21.73
   Canceled or lapsed .........           (226,450)         35.21
                                        ----------

OUTSTANDING DECEMBER 31, 1996 .         15,555,667          45.67
   Granted ....................         10,676,262          37.32
   Acquired from PAS ..........            115,435          15.49
   Exercised ..................         (1,839,724)         22.47
   Canceled or lapsed .........         (3,013,846)         51.59
                                        ----------

OUTSTANDING DECEMBER 31, 1997 .         21,493,794          42.52
                                        ----------
At December 31, 1997:
   Exercisable ................         10,670,674          50.36
                                        ==========

      The following tables summarize information about stock options outstanding at December 31, 1997:

                                             WEIGHTED
                                             AVERAGE
       RANGE OF                             REMAINING         WEIGHTED
       EXERCISE             NUMBER         CONTRACTUAL         AVERAGE
        PRICES            OUTSTANDING         LIFE          EXERCISE PRICE
--------------------------------------------------------------------------
$  1.84  -  $ 24.56        4,417,974         6.2 Years        $  21.11
  25.31  -    47.88       14,248,099         6.8 Years           38.61
  53.69  -    73.00          233,572         3.6 Years           60.35
  75.13  -    98.69        2,321,417         3.9 Years           98.17
 103.50  -   111.94          272,732         4.1 Years          104.04
                          --------------------------------------------
                          21,493,794         6.3 Years        $  42.52
                          ============================================

      RANGE OF                                WEIGHTED
      EXERCISE               NUMBER           AVERAGE
       PRICES             EXERCISABLE      EXERCISE PRICE
----------------------------------------------------------
$  1.84  -  $ 24.56       3,415,846          $  20.92
  25.31  -    47.88       4,444,607             44.26
  53.69  -    73.00         216,072             59.69
  75.13  -    98.69       2,321,417             98.17
 103.50  -   111.94         272,732            104.04
                         ----------------------------
                         10,670,674          $  50.36
                         ============================

      Under the USSC Employees 1979 Stock Purchase Plan (the "1979 Purchase Plan") and the 1994 Employees Stock Purchase Plan (the "1994 Purchase Plan"), all eligible employees may authorize payroll deductions of up to 10% of their base earnings, as defined, to purchase shares of the Company's Common Stock at 85% of the market price when such deductions are made. There are no charges or credits to income in connection with the Purchase Plan. The plans will continue in effect as long as shares authorized under the Purchase Plan remain available for issuance thereunder. The Company has reserved 2,400,000 shares of its Common Stock for issuance under the 1979 Purchase Plan, of which 133,172 shares are available for future issuance, and it has reserved 650,000 shares of its Common Stock for issuance under the 1994 Purchase Plan, of which 161,756 are available for future issuance, at December 31, 1997.

      The estimated fair value of options granted during 1997 and 1996 were $8.71 per share and $8.91 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                       1997              1996
                                                       ----              ----
Net income applicable to common shareholders
      As reported                                   $   89,400        $   89,600
      Pro forma                                     $   56,000        $   77,200

Net income per basic common share
      As reported                                   $     1.24        $     1.48
      Pro forma                                     $      .71        $     1.26

Net income per diluted common share
      As reported                                   $     1.21        $     1.43
      Pro forma                                     $      .70        $     1.21

      The fair value of options granted under the Company's fixed stock option plans during 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of approximately .5% for 1997 and .3% for 1996, respectively, expected volatility of approximately 34% for 1997 and 32% for 1996, respectively, risk free interest rate of approximately 6% and expected lives of option grants of approximately four years for 1997 and 1996, respectively. Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE N - SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company develops, manufactures and markets wound management products which constitute a single business segment. The Company had one customer whose sales represented 11.5% of its 1997 total sales. There were no customers who exceeded 10% of total sales in 1996 and 1995, respectively. The following information sets forth geographic information with respect to the Company's net sales, operating profits and identifiable assets. Intercompany transactions are made at established transfer prices.

In thousands                                   1997                1996                1995
---------------------------------------------------------------------------------------------
NET SALES:
   United States .................        $   982,200         $   955,600         $   828,500
   International (1)
      Europe .....................            350,700             366,300             365,300
      Japan/Korea ................            107,300              99,900              63,900
      Other ......................             38,400              33,200              30,500

   Inter-area transfers eliminated           (306,500)           (342,300)           (265,900)
                                          -----------         -----------         -----------
                                          $ 1,172,100         $ 1,112,700         $ 1,022,300
                                          ===========         ===========         ===========


OPERATING PROFIT:
   United States .................        $   160,500         $   176,200         $   121,100
   International (1)
      Europe .....................             77,200             103,000              87,500
      Japan/Korea ................             28,800              32,900               6,800
      Other ......................              7,400               6,800               5,400
   Profit on inter-area transfers
      eliminated .................           (151,700)           (168,200)           (110,300)
                                          -----------         -----------         -----------
                                          $   122,200         $   150,700         $   110,500
                                          ===========         ===========         ===========

IDENTIFIABLE ASSETS AT
DECEMBER 31:
   United States .................        $ 1,331,600         $ 1,099,100         $   867,900
   International (1)
      Europe .....................            308,600             351,500             349,400
      Japan/Korea ................             91,400              77,500              64,300
      Other ......................             13,300              12,000              10,400
   Inter-area assets eliminated ..            (18,900)            (25,300)            (26,500)
                                          -----------         -----------         -----------
                                          $ 1,726,000         $ 1,514,800         $ 1,265,500
                                          ===========         ===========         ===========

(1)   Does not include sales made primarily to international distributors (1997
      - $57,100, 1996 - $53,800 and 1995 - $50,200) from a location in the
      United States. The combination of sales to international distributors and international sales above approximate 47% in 1997, 50% in 1996 and 49% in 1995 of consolidated sales, respectively.

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation as a defendant in cases involving alleged patent infringement and product liability claims (see Item 3). In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits should not have a material adverse effect on the Company's consolidated financial statements.

      In November, 1996 the Company entered into an agreement in settlement of the shareholder class action suits filed against the Company and certain individually named defendants. In May of 1997, an order and final judgment was signed and entered by the United States District Court for the District of Connecticut approving and directing the implementation of the settlement. The principal terms of the settlement are as follows: issuance and payment to the members of the class of 315,000 shares of the Company's common stock (fair value $12.2 million), $3.5 million in cash, and issuance of contingent stock rights (fair value $2.9 million) with respect to each of the 315,000 shares of common stock issued in the settlement. If the Company's common stock reaches a price of $70 per share for either forty five consecutive trading days or one hundred trading days in total during the two year period from the date of issuance of the 315,000 shares of common stock to the members of the class, the contingent stock rights will extinguish. The cash payment and issuance of 105,000 shares of the Company's common stock for legal fees took place on final court approval of the settlement in 1997. The Company provided for the cost of the settlement in its 1996 consolidated financial statements, the substantial portion of which has been funded by the Company's insurance carriers.

      The Company is committed to certain undertakings, including the maintenance of specified levels of employment and capitalization for its Puerto Rican subsidiary.

      The future minimum rental commitments for building space, leasehold improvements, data processing and automotive equipment for all operating leases as of December 31, 1997, were as follows: 1998 $79 million; 1999 $76 million; 2000 $91 million; 2001 $71 million; 2002 $67 million; after 2002 $89 million. Rent expense was $40 million in 1997 and 1996, and $33 million in 1995. The Company's North Haven lease agreement includes contingent rent provisions based on formulas utilizing the consumer price index. The Company's North Haven facilities are leased from a trust, of which the original developer (the "Owner Participant") holds the beneficial interest. The Owner Participant has the right to require the Company or the Company's designee to purchase the Owner Participant's beneficial interest. During 1997, the Company and the Owner Participant agreed to amend the date that this right could be exercised from January 1998 to no earlier than April 2000. This right would then continue for approximately two years from April 2000. The Company's obligation, if the right is exercised, would be to take title to the beneficial interest in the trust, or find another investor, suitable to the noteholders who financed these facilities, to take such title. In either case the Company's obligations as lessee under the lease would not change. The Company would be obligated, whether or not the right is exercised, to make payments called for under the existing lease of approximately $57 million annually through the year 2002, a payment of $28 million in January 2003 and nominal annual payments of $100,000 through 2022. In addition, the Company is obligated to make additional contingent rental payments based upon the consumer price index. There are presently several alternatives available to the Owner Participant and the Company relative to the additional contingent rental payments. The earliest potential payment of contingent rent of approximately $19 million could be due no earlier than July 2000 if the Owner Participant exercises the right to sell the facility to the Company, or the Owner Participant elects the one-time lump sum payment of contingent rent. If this right is not exercised, and the Owner Participant does not elect the one-time payment of contingent rent of approximately $19 million, the determination of the additional contingent rental payments will be based upon movements in the consumer price index during the period September 1997 to September 2000, subject to the annual cap on the consumer price index movement of 2.5% per year. If the second option is chosen, additional contingent rental payments cannot exceed approximately $39 million as stipulated in the agreement. Under the second option, the Company can elect to pay free of interest from 2004 to 2023 the additional contingent rental payments in excess of $19 million. The present value of the contingent rental payments under the second option of approximately $23 million would be a charge to rent expense during the contingent rent period, September 1997 to September 2000, in comparison to the $19 million charge during the period, September 1997 to June 2000, under the other option. Through December 31, 1997, the Company has accrued $4.5 million related to contingent rental payments.

NOTE P - FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

DERIVATIVES

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

      As of December 31, 1997, the Company had approximately $33 million of foreign currency exchange contracts outstanding that will mature at various dates through February 1998. Realized and unrealized foreign currency gains and losses with respect to such contracts which were immaterial in 1997, 1996 and 1995.

      The Company swapped with certain banks its exposure to floating interest rates on 200 million ($34 million) of variable rate French franc debt. The French franc debt swap agreements expired in December 1997, and were renewed through December 1999. The Company made interest payments at rates of approximately 8.1% for the expired French franc swap, and 4.0% for the new French franc swap and received payments based on the floating three-month PIBOR on both French franc swaps. The net gain or loss from the exchange of interest rate payments, which is immaterial, is included in interest expense. Based upon the fair value of the Company's French franc interest rate swap agreement at December 31, 1997, termination would require a payment by the Company of approximately $.4 million dollars. The Company does not currently intend to terminate the interest rate swap agreement prior to the expiration date.

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

The estimated fair value of the Company's financial instruments are as follows:

                                                       December 31
                                            1997                            1996
                                 -------------------------        ------------------------
                                 Carrying           Fair          Carrying          Fair
(In thousands)                    Amount           Value           Amount          Value
                                  ------           -----           ------          -----
Cash, cash equivalents and
   certificates of deposit        $ 18,300        $ 18,300        $133,100        $133,500
Long-term debt                     131,300         131,300         142,400         142,400
Interest rate swaps
   payable-net                         300             700             400           2,200


      The Company believes that the other parties to the above related financial instruments have the ability to perform under such agreements.

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

The Company purchased certain assets from its former Japanese distributor for approximately 6.1 billion Yen ($62 million or a present value of $53.5 million at date of purchase in 1995). In conjunction with this purchase a long-term payable was recorded in 1995 as follows:

Fair Value of net assets acquired                      $53.5

Cash paid through December 31, 1995                    (11.2)
                                                       -----
Present value of non-interest bearing notes
   Payable to former distributor over six years
   From acquisition                                    $42.3
                                                       =====

NOTE R-RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

      In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures
About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

NOTE S - RELATED PARTY TRANSACTION

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

      Seragen is a publicly traded company whose shares have been delisted from the Nasdaq on September 9, 1997 due to insufficient current levels of tangible assets. The shares now trade on the OTC Bulletin Board under the symbol SRGN. As of December 31, 1997, Leon C. Hirsch, Chairman and Chief Executive Officer of the Company and Turi Josefsen, Executive Vice President and President, International Operations, also of the Company, on a combined basis held approximately 27% of the voting stock of Seragen. Boston University, whose Chancellor, John R. Silber, is a member of the Board of Directors of the Company, and is also a director of Seragen, held approximately 81% of the voting stock of Seragen at December 31, 1997. The foregoing ownership percentages were calculated in accordance with SEC rules for Proxy Statement disclosure purposes.

NOTE T - SUBSEQUENT EVENT

In December of 1997, the Company entered into an agreement with Pfizer, Inc. to purchase its Valleylab division, for cash consideration of $425 million payable at closing on January 30, 1998. Valleylab, based in Colorado is the world's leader in electrosurgical and ultrasonic products, with annual sales of approximately $200 million.

      The Company has obtained a commitment for a term loan facility of $450 million during 1997 to finance the acquisition of Valleylab. This bank facility expires the earlier of 364 days from the date of the financing or March 31, 1999.

      This acquisition will be accounted for under the purchase method of accounting and the results of operations will be included with the Company's results of operations subsequent to the date of closing.

                                                                     SCHEDULE II


               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                       COLUMN B        COLUMN C       COLUMN D        COLUMN E

                                           BALANCE AT      CHARGED TO                      BALANCE AT
                                           BEGINNING       COSTS AND                         END OF
           DESCRIPTION                     OF PERIOD        EXPENSES      DEDUCTIONS         PERIOD
           -----------                     ---------        --------      ----------         ------
In thousands
Year ended December 31, 1997:
   Allowance for doubtful accounts           $11,700        $   300        $ 1,200(A)        $10,800
   Reserve for inventory valuation            67,000         11,300         21,500(B)         56,800
   Reserve for fixed assets valuation         91,300            300          3,200(C)         88,400

Year ended December 31, 1996:
   Allowance for doubtful accounts           $ 8,200        $ 4,800        $ 1,300(A)        $11,700
   Reserve for inventory valuation            74,100          9,700         16,800(B)         67,000
   Reserve for fixed assets valuation         74,800         20,600          4,100(C)         91,300



Year ended December 31, 1995:
   Allowance for doubtful accounts           $ 7,300        $ 1,300        $   400(A)        $ 8,200
   Reserve for inventory valuation            60,900         26,600         13,400(B)         74,100
   Reserve for fixed assets valuation         59,300         18,600          3,100(C)         74,800


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

           (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

                  (a)         Certificate of Incorporation filed March 14, 1990
                              - Exhibit 3(a) to registrant's Form 8-B declared effective August 3, 1990.*

                  (b) Certificate of Merger filed May 1, 1990 - Exhibit 3(b) to registrant's Form 8-B declared effective August 3, 1990.*

                  (c)         Certificate of Amendment filed May 15, 1991 -
                              Exhibit 3(c) to registrant's Form 10-K for 1991.*

                  (d) By-laws, as amended January 30, 1996. Exhibit 3(d) to registrant's Form 10-K for 1995.*

                  (e) Certificate of Designations relating to the issuance of the Company's Series A Convertible Preferred Stock, filed March 28, 1994. Exhibit 3(e) to registrant's Form 10-K for 1993.*


           (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                  (a) Credit Agreement dated as of December 20, 1995 among registrant, signatory banks, Morgan Guaranty Trust Company of New York as Documentation Agent, NationsBank, N.A., as Administrative Agent, and The Bank of New York, as Yen Administrative Agent.
                              Exhibit 4(a) to registrant's Form 10-K for 1995.*

                  (b) Amendment No. 1 to Credit Agreement dated as of December 20, 1995 (4(a) above), dated September 16, 1996. Exhibit (10)(b) to registrant's Form 10-Q for the period ended September 30, 1996.*

                  (c) $175 million credit agreement dated September 16, 1996 among registrant and signatory banks, related to acquisition financing. Exhibit (10)(a) to registrant's Form 10-Q for the period ended September 30, 1996.*

                  (d) $450 million credit agreement dated January 30, 1998 among registrant and signatory banks related to acquisition financing. Filed herewith.

           (10)  MATERIAL CONTRACTS.

                  (a)         1981 Employee Stock Option Plan. Exhibit 10 (a)
                              (1) to registrant's Form 10-K for 1987.*+

                  (b) 1990 Employee Stock Option Plan, as amended through February 4, 1997. Filed herewith.+

                  (c) 1993 Employee Stock Option Plan, as amended through December 22, 1997 incorporated by reference to the registrants Form S-8 Registration Statement (No. 33-28963) filed on June 11, 1997.+

                  (d) 1996 Employee Stock Option Plan. Exhibit 10 (a) to registrant's Form 10-Q for the period ended June 30, 1996.*+

                  (e)         Installment Option Purchase Agreement with Leon C.
                              Hirsch dated September 10, 1984, as amended through May 18, 1994. Exhibit 10 (j) to registrant's Form 10-K for 1994.+

                  (f) Outside Directors Stock Plan as amended through May 1, 1997. Filed herewith.+

                  (g) Amendment to Outside Directors Stock Plan adopted May 1, 1990 - Exhibit 10(j) to registrant's Form 10-K for 1990.*+

                  (h) Long-Term Incentive Plan - Exhibit 10(a)(5) to registrant's Form 10-K for 1988.*+

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

                  (m) Lease and financing agreement dated December 26, 1991 between registrant's subsidiary, U.S.S.C. Puerto Rico, Inc., and The Puerto Rico Industrial Development Company ("PRIDCO") - Exhibit 10(s) to registrant's Form 10-K for 1993.*

                  (n)         Amendment to Lease Agreement dated June, 1997.
                              Exhibit 10(a) to registrant's Form 10-Q for the period ending June 30, 1997.*


                  (o) Agreement dated May, 1997 with Baker Properties Limited Partnership. Exhibit 10(b) to registrant's Form 10-Q for the period ending June 30, 1997.*

                  (p) Form of agreement entered into by the registrant on November 25, 1997 with each of its executive officers. Filed herewith.+

                  (q)         1997 Key Management Equity Investment Plan.
                              Exhibit 4 to registrant's Form S-3 (Registration Statement No. 333-39051) filed October 31, 1997.+

                  (r)         Stock Option Purchase Agreement with Leon C.
                              Hirsch dated May 1, 1997. Filed herewith.+

           (11)    Computation of Net Income Per Common Share. Filed herewith.

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