Form 10-Q
period 1998-03-31
UNITED STATES SURGICAL CORP
filed 1998-04-28
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Number of shares of Common Stock,
     par value $.10 per share,
     outstanding at March 31, 1998                             76,658,350 Shares

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I-FINANCIAL INFORMATION                                                PAGE

Financial Statements:

     Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997.....................................................    3

     Consolidated Statements of Operations (Unaudited) for the Three Months
     Ended March 31, 1998 and 1997.........................................    4

     Consolidated Statements of Comprehensive Income (Condensed) (Unaudited)
     for the Three Months Ended March 31, 1998 and 1997....................    5

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     for the Three Months Ended March 31, 1998 and 1997....................    6

     Consolidated Statements of Cash Flows (Unaudited) for the Three Months
     Ended March 31, 1998 and 1997.........................................    7

     Notes to Consolidated Financial Statements (Unaudited)................  8-9

     Review by Independent Accountants.....................................   10

     Independent Accountants' Report and Letter............................   11

     Management's Discussion and Analysis of Interim Financial Condition
     and Results of Operations.............................................12-15

PART II-OTHER INFORMATION

     Legal Proceedings.....................................................   16

     Exhibits and Reports on Form 8-K......................................   17

     Signature.............................................................   17

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,         December 31,
In thousands, except share data                                                           1998               1997
                                                                                       -----------        -----------
ASSETS (Unaudited)
Current assets:
   Cash and cash equivalents ...................................................       $    11,900        $    18,300
   Receivables, less allowance ($9,900 March 31, 1998 and
      $10,800 December 31, 1997) ...............................................           399,000            355,900
   Inventories:
     Finished goods ............................................................           173,900            145,500
     Work in process ...........................................................            32,600             24,800
     Raw materials .............................................................            54,400             38,400
                                                                                       -----------        -----------
                                                                                           260,900            208,700
   Other current assets ........................................................            92,300             94,100
                                                                                       -----------        -----------
       Total Current Assets ....................................................           764,100            677,000
                                                                                       -----------        -----------
Property, plant, and equipment at cost .........................................           796,200            717,000
Less:  Allowance for depreciation and amortization .............................          (334,800)          (295,800)
                                                                                       -----------        -----------
                                                                                           461,400            421,200

Other assets (net) .............................................................           983,500            627,800
                                                                                       -----------        -----------
       Total Assets ............................................................       $ 2,209,000        $ 1,726,000
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................       $    43,000        $    32,800
   Accrued liabilities .........................................................           189,600            210,000
   Income taxes payable ........................................................            65,200             64,900
   Current portion of long-term debt ...........................................             5,400              4,800
                                                                                       -----------        -----------
       Total Current Liabilities ...............................................           303,200            312,500
Long-term debt .................................................................           582,100            131,300
Deferred income taxes ..........................................................            30,000             25,300

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
     none issued or outstanding
   Common stock $.10 par value, authorized 250,000,000 shares issued, 83,663,763
     at March 31, 1998 and 82,898,473 at December 31, 1997 .....................             8,400              8,300
   Additional paid-in capital - common stock ...................................           992,900            973,600
   Retained earnings ...........................................................           417,700            395,800
   Treasury stock at cost; 7,005,413 shares at March 31, 1998
     and 7,015,207 shares at December 31, 1997 .................................           (96,700)           (96,800)
   Accumulated translation adjustments, etc ....................................           (34,700)           (28,300)
   Unrealized gain on marketable securities ....................................             6,100              4,300
                                                                                       -----------        -----------
       Total Stockholders' Equity ..............................................         1,293,700          1,256,900
                                                                                       -----------        -----------
       Total Liabilities and Stockholders' Equity ..............................       $ 2,209,000        $ 1,726,000
                                                                                       ===========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
In thousands, except per share data                      1998             1997
                                                       --------         --------
Net sales ....................................         $317,300         $284,600
                                                       --------         --------
Costs and expenses:
   Cost of products sold .....................          128,600          113,900
   Research and development ..................           23,400           16,600
   Selling, general and administrative .......          124,000          112,700
   Interest - net ............................            6,600              100
                                                       --------         --------
                                                        282,600          243,300
                                                       --------         --------
Income before income taxes ...................           34,700           41,300
Income taxes .................................            9,700           11,600
                                                       --------         --------
Net income ...................................           25,000           29,700
Preferred stock dividends ....................               --            4,700
                                                       --------         --------
Net income applicable to common shares .......         $ 25,000         $ 25,000
                                                       ========         ========
Average number of basic common shares
   outstanding ...............................           76,400           64,700
                                                       ========         ========
Net income per basic common share ............         $    .33         $    .39
                                                       ========         ========
Average number of diluted common shares
   outstanding ...............................           77,800           66,600
                                                       ========         ========
Net income per diluted common share ..........         $    .32         $    .38
                                                       ========         ========
Dividends paid per common share ..............         $    .04         $    .04
                                                       ========         ========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                   (CONDENSED)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
In thousands                                            1998             1997
                                                      --------         --------
Net income ...................................        $ 25,000         $ 29,700
Other comprehensive loss net of 28 % tax .....          (2,800)         (12,700)
                                                      --------         --------
Comprehensive income .........................        $ 22,200         $ 17,000
                                                      ========         ========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1998

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31, 1998 and 1997

                                                            Additional                 Additional
                                                             Paid-in                    Paid-in
                                               Preferred    Capital -     Common       Capital -   Retained    Treasury
Dollars In thousands, except share data          Stock      Preferred      Stock        Common     Earnings     Stock
                                               ----------   ----------   ----------   ----------  ----------  ----------
BALANCE AT JANUARY 1, 1997 ..................  $      900   $  190,600   $    7,100   $  623,900  $  318,000  $  (86,400)
Conversion of Series A convertible preferred
  stock .....................................        (100)     (24,900)                   19,100                   5,900
Common stock issued for acquisitions
  (293,048 shares) ..........................                                             11,400
Common stock issued to employees -
 net (1,519,261 shares) .....................                                   200       35,000                 (16,800)
Aggregate adjustment resulting from the
  translation of foreign financial statements
Preferred stock dividends ...................                                                         (4,700)
Common stock dividends declared
  ($.04 per share) ..........................                                                         (2,500)
Unrealized loss on marketable securities ....
Net income ..................................                                                         29,700
                                               ----------   ----------   ----------   ----------  ----------  ----------
BALANCE AT MARCH 31, 1997 ...................  $      800   $  165,700   $    7,300   $  689,400  $  340,500  $  (97,300)
                                               ==========   ==========   ==========   ==========  ==========  ==========
BALANCE AT JANUARY 1, 1998 ..................  $       --   $       --   $    8,300   $  973,600  $  395,800  $  (96,800)
Common stock issued to employees -
  net (638,957 shares) ......................                                   100       13,300                     100
Common stock issued for acquisitions
  (136,127 shares) ..........................                                              4,300
Aggregate adjustment resulting from the
  translation of foreign financial statements
Common stock dividends declared
  ($.04 per share) ..........................                                                         (3,100)
Income tax benefit from stock options
  exercised .................................                                              1,700
Unrealized gain on marketable securities ....
Net income ..................................                                                         25,000
                                               ----------   ----------   ----------   ----------  ----------  ----------
BALANCE AT MARCH 31, 1998 ...................  $            $            $    8,400   $  992,900  $  417,700  $  (96,700)
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                                                        Unrealized
                                                   Accumulated         Gain (Loss) On
                                                   Translation          Marketable
Dollars In thousands, except share data          Adjustments, etc.      Securities          Total
                                                   ----------           ----------        ----------
BALANCE AT JANUARY 1, 1997 ..................      $   (3,100)          $    2,800        $1,053,800
Conversion of Series A convertible preferred
  stock .....................................                                                      0
Common stock issued for acquisitions
  (293,048 shares) ..........................                                                 11,400
Common stock issued to employees -
 net (1,519,261 shares) .....................                                                 18,400
Aggregate adjustment resulting from the
  translation of foreign financial statements         (17,000)                               (17,000)
Preferred stock dividends ...................                                                 (4,700)
Common stock dividends declared
  ($.04 per share) ..........................                                                 (2,500)
Unrealized loss on marketable securities ....                                 (400)             (400)
Net income ..................................                                                 29,700
                                                   ----------           ----------        ----------
BALANCE AT MARCH 31, 1997 ...................      $  (20,100)          $    2,400        $1,088,700
                                                   ==========           ==========        ==========
BALANCE AT JANUARY 1, 1998 ..................      $  (28,300)          $    4,300        $1,256,900
Common stock issued to employees -
  net (638,957 shares) ......................                                                 13,500
Common stock issued for acquisitions
  (136,127 shares) ..........................                                                  4,300
Aggregate adjustment resulting from the
  translation of foreign financial statements          (6,400)                                (6,400)
Common stock dividends declared
  ($.04 per share) ..........................                                                 (3,100)
Income tax benefit from stock options
  exercised .................................                                                  1,700
Unrealized gain on marketable securities ....                                1,800             1,800
Net income ..................................                                                 25,000
                                                   ----------           ----------        ----------
BALANCE AT MARCH 31, 1998 ...................      $  (34,700)          $    6,100        $1,293,700
                                                   ==========           ==========        ==========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
In thousands                                                                   1998         1997
                                                                            -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers ..........................................  $   306,000   $ 263,500
   Cash paid to vendors, suppliers and employees .........................     (289,200)   (239,000)
   Interest paid-net .....................................................       (6,600)       (800)
   Income tax refunds/(payments) .........................................        3,000      (3,200)
                                                                            -----------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .............................       13,200      20,500
                                                                            -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ............................      (15,300)    (15,100)
   Advance - Progressive Angioplasty Systems .............................           --     (15,000)
   Acquisition of Valleylab ..............................................     (425,000)         --
   Other assets ..........................................................      (32,300)    (14,300)
                                                                            -----------   ---------
   NET CASH USED IN INVESTING ACTIVITIES .................................     (472,600)    (44,400)
                                                                            -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings .............................................    1,789,000      44,100
   Long-term debt repayments .............................................   (1,633,000)    (28,200)
   Proceeds from issuance of senior notes-net ............................      297,300          --
   Issuance costs of senior notes and credit facilities ..................       (8,000)         --
   Acquisition of common stock for treasury ..............................           --      (4,100)
   Common stock issued from stock plans ..................................       12,100      22,100
   Dividends paid ........................................................       (3,100)     (7,400)
                                                                            -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................................      454,300      26,500
                                                                            -----------   ---------
Effect of exchange rate changes ..........................................       (1,300)       (400)
                                                                            -----------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................       (6,400)      2,200
Cash and cash equivalents, beginning of period ...........................       18,300     106,700
                                                                            -----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................  $    11,900   $ 108,900
                                                                            ===========   =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME ...............................................................  $    25,000   $  29,700
                                                                            -----------   ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ........................................................       16,100      16,100
     Amortization ........................................................       11,400       6,100
     Adjustment of property, plant and equipment reserves ................          100         800
     Receivables -- (increase) ...........................................      (12,400)    (21,200)
     Inventories -- (increase) ...........................................      (18,500)    (11,900)
     Adjustment of inventory reserves ....................................          400       4,900
     Other current assets (increase) .....................................       (9,800)     (4,700)
     Accounts payable/accrued liabilities -- (decrease) ..................      (12,400)     (9,400)
     Income tax assets, payable and deferred -- decrease .................       11,600      10,100
     Income tax benefit from stock options exercised .....................        1,700           0
                                                                            -----------   ---------
   Total adjustments .....................................................      (11,800)     (9,200)
                                                                            -----------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................  $    13,200   $  20,500
                                                                            ===========   =========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       GENERAL

         The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the three-month periods ended March 31, 1998 and 1997 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the March 31, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       INCOME TAXES

         The effective tax rate in 1998 of 28%, unchanged from 1997, exclusive of the adjustment to the tax provision related to the 1997 IRS survey for the years 1991 through 1993, reflects the expectation that for 1998 the Company will recognize tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1997, the Company's effective tax rate for 1998 continues to be beneficially impacted by the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.       TENDER OFFER

         The Company has extended its tender offer for all of the outstanding Circon Corporation (Circon) common stock at a price of $16.50 per share until July 16, 1998. The Company previously purchased 1,973,274 shares of Circon common stock. These shares represent 14.9% of Circon's outstanding common stock, the maximum amount of shares the Company can purchase without triggering Circon's "poison pill". The Circon Corporation common stock, along with other securities, are included in Other assets. These available-for-sale securities have a fair value of approximately $43 million and a cost of approximately $34 million at March 31, 1998.

4.       ACQUISITION

         On January 30, 1998, the Company substantially completed its acquisition of Valleylab, a division of Pfizer Inc., for $425 million in a cash transaction. The acquisition was initially funded by a 364 day term loan facility with the Company's four lead banks. Subsequent to the acquisition, during the first quarter, the Company refinanced a significant portion of the term loan with a combination of the Company's long-term credit facility and the issuance of $300 million 7.25% senior notes due March 2008, which are not redeemable prior to maturity by the Company and require semi-annual interest payments. The Company recorded tangible assets of $140 million and assumed liabilities of $19 million in the transaction. The Company has recorded intangible assets for patents ($34 million), with an amortization period of 10 years, non-compete agreements ($8 million), with an amortization period of 5 years, customer lists ($40 million) with an amortization period of 30 years, trademarks ($15 million) with an amortization period of 40 years, and goodwill ($207 million) with an amortization period of 40 years as a result of the acquisition. All intangibles will be amortized on a straight line basis. The Company has included in its consolidated results of operations the operating results of Valleylab subsequent to January 30, 1998, which was the date of acquisition.

         The above allocations and amount of purchase price consideration is preliminary as certain aspects of the transaction, including a working capital adjustment to the preliminary purchase price, and appraisals have not yet been finalized. However, the Company does not expect the final determination of the amount and the allocation of the purchase price will materially alter the financial position and results of operations of the Company.

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)

         The unaudited consolidated results of operations on a pro forma basis assumes the transaction had occurred at the beginning of each period presented below (dollars in thousands, except per share data):

                                                           Three Months Ended
                                                      March 31,1998 March 31, 1997
                                                      ------------- --------------
Net sales                                              $   334,500   $   324,900
Net income applicable to common shares                      23,000        22,500
Net income per basic common share                      $       .30   $       .35
Net income per diluted common share                    $       .30   $       .34

5.       ADOPTION OF FAS 130

         The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Presently, the components of comprehensive income for the Company are foreign currency translation adjustments, gains and losses on foreign currency transactions that are designated as, and are effective as economic hedges of a net investment in a foreign entity commencing as of the date of designation, gains and losses on intercompany foreign exchange transactions that are long-term in nature (losses of $12.3 million for 1997 and $4.6 million for 1998), and unrealized holding gains on available for sale securities (a loss of $.4 million for 1997 and a gain of $1.8 million for 1998).

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS

The March 31, 1998 and 1997 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1997 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                  March 31, 1998

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, comprehensive income (condensed), changes in stockholders' equity, and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United States Surgical Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
APRIL 22, 1998

 * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended March 31, 1998 and 1997, as indicated in our report dated April 22, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is incorporated by reference in Registration Statement Nos. 33-53297, 33-59729, 333-23677, 333-27591, 333-39051, 333-34075, and 333-46239 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
APRIL 22, 1998

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the first quarter of 1998 the Company attained sales of $317 million compared with sales of $285 million in the first quarter of 1997. Sales increased 11% in the first quarter of 1998 in comparison to the corresponding period in 1997.

Net income and net income per common share in the first quarter of 1998 were $25 million and $.33 per basic common share, respectively, as compared to 1997 first quarter net income and net income per basic common share of $30 million and $.39 (after preferred dividends of $5 million), respectively. The Company's net income and basic earnings per share would have been $26 million and $.34 per basic common share, respectively, except for certain purchase accounting adjustments relating to inventory acquired as part of the Valleylab acquisition (see Note 4 of Notes to Consolidated Financial Statements). Acquisitions by USSC since March 31, 1997 had a dilutive effect of $.05 per basic common share in the first quarter 1998. The effects of changes in foreign currency exchange rates on the consolidated results of operations was to decrease net income by $9 million in the first quarter of 1998 in comparison to the corresponding period in 1997.

The following table analyzes the increase in sales in the first quarter of 1998 compared with the corresponding period in 1997:

                                                                   Three Months Ended
In millions                                                          March 31, 1998
-----------                                                          --------------
Composition of Sales Increase:
   Sales volume increases                                                 $11.9
   Sales of companies acquired
       subsequent to March 31, 1997                                        40.4
   Net price changes                                                       (8.6)
   Effects of changes in foreign
       currency exchange rates                                            (11.0)
                                                                          -----
Sales Increase                                                            $32.7
                                                                          =====

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold expressed as a percentage of sales increased to 41% in the first quarter of 1998 compared to 40% in the first quarter of 1997. Gross margin from operations (sales less cost of products sold divided by sales) was 59% in the first quarter of 1998 and 60% in the first quarter of 1997. Changes in foreign currency exchange rates from those existing in the first quarter of 1997 had the effect of increasing cost of products sold by $1.6 million from the corresponding period in 1997.

The Company's expenditures for research and development increased to $23 million in the first quarter of 1998 from $17 million in the corresponding period in 1997. The increase in research and development is primarily attributable to the recently developed Vascular Therapies divisions development efforts for products to be utilized in vascular and cardiovascular surgery and interventional cardiology. The Company is continuing its commitment to develop and acquire unique new products and technologies for use in new surgical procedures and specialty areas and, accordingly, is incurring significant clinical and development related costs.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 39% in the first quarter of 1998 despite increased amortization expense, related to intangibles acquired as part of the Company's recent acquisitions, of approximately $5 million, as compared to 40% in the first quarter of 1997. The Company continues its commitment to evaluate and implement, as necessary, cost savings opportunities. Changes in foreign currency exchange rates from those existing in the first quarter of 1997 had the effect of decreasing selling, general, and administrative expenses by $3.5 million from the corresponding period in 1997.

The increase in net interest in the first quarter of 1998, compared to the first quarter of 1997, is attributable to the increase in bank borrowings, and the accrued interest on the senior notes issued during the first quarter to finance the Company's acquisition of Valleylab.

The effective tax rate in 1998 of 28%, unchanged from 1997 exclusive of the adjustment to the tax provision related to the 1997 IRS survey for the years 1991 through 1993, reflects the expectation that for 1998 the Company will recognize tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1997, the Company's effective tax rate for 1998 continues to be beneficially impacted by the availability of tax credits under
Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

The Company is presently implementing changes required for its information systems relative to the new millenium "year 2000". There have been no material developments or changes relative to this on-going implementation program.

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. The Company's existing committed bank borrowing capacity consists of a $325 million syndicated credit facility, a conditional term loan facility of $175 million, and outstanding principal of $105 million of a $450 million one year bank term loan facility established to acquire Valleylab, which expires in the first quarter of 1999. The terms and conditions of the committed facilities are similar in nature. During the first quarter of 1998, the Company completed its issuance of $300 million 7.25% senior notes due March 15, 2008. The proceeds from these notes were used to repay a portion of the $450 million one-year bank term loan facility, which was utilized during the first quarter of 1998 to acquire Valleylab. The Company's uncommitted facilities presently consist of 6 billion Japanese Yen and $65 million. Borrowings have been categorized as long-term debt as such borrowings can be refinanced under the Company's five-year syndicated bank credit agreement.

Outstanding bank borrowings increased since December 31, 1997 to approximately $186 million at March 31, 1998 The increase in bank borrowings during the first quarter of 1998 is primarily attributable to the Company's $425 million acquisition of Valleylab. The credit agreements, inclusive of the senior notes, and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($43 million) since December 31, 1997 results primarily from the acquisition of Valleylab during the first quarter (see Note 4 of Notes to Consolidated Financial Statements), extended payment terms granted in certain competitive situations, as well as an increasing percentage of the Company's sales being generated towards the end of the quarter.

The increase in inventory ($52 million) since December 31, 1997 results primarily from the acquisition of Valleylab during the first quarter of 1998 (see Note 4 of Notes to Consolidated Financial Statements).

Additions to property, plant, and equipment , excluding approximately $46 million of assets acquired in the Valleylab acquisition, totaled $15 million in the first quarter of 1998 compared with $15 million in the corresponding quarter in 1997, and consist primarily of additions to machinery and equipment ($11 million) and molds and dies ($4 million).

The increase in Other Assets (net) of $356 million results primarily from the intangible assets recognized as part of the Valleylab acquisition (see Note 4 of Notes to Consolidated Financial Statements).

The decrease in accrued liabilities since December 31, 1997 ($20 million) resulted primarily from the semi-annual payment in January 1998 of $29 million on the Company's North Haven lease, offset by the inclusion of the accrued liabilities of Valleylab acquired during the first quarter. There were no material changes in accrued restructuring charges in the first quarter of 1998 other than payments on previously accrued employee termination obligations.

                                                                       Form 10-Q
                                                                  March 31, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in long term debt ($451 million) results from the $425 million acquisition of Valleylab (see Note 4 of Notes to Consolidated Financial Statements) and the $29 million semi-annual payment on the Company's North Haven facility lease.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks.

The Company routinely enters into contracts to reduce its exposure to and risk from foreign currency exchange rates and interest rate fluctuations in the regular course of the Company's global business. As of March 31,1998 the Company had approximately $41 million of foreign currency exchange contracts outstanding that will mature no later than May 1998, and a foreign currency option contract of approximately $5 million that will mature in May 1998. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general, and administrative expenses in the consolidated statements of operations and cash paid to vendors,suppliers, and employees in the consolidated statements of cash flows. Realized and unrealized foreign currency gains and losses were immaterial during the first quarter of 1998 and 1997.

In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations, and better manage fixed interest rate indebtedness. The net gain or loss from the exchange of interest rate payments is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows. As a result of the Company's interest rate hedging program, fluctuations in interest rates have had an immaterial effect on the Company during the first quarter of 1998 and 1997.

                                                                       Form 10-Q
                                                                  March 31, 1998

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         A. In the pending action by Ethicon, Inc. ("Ethicon") against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars (see
Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997), Ethicon filed with the United States Court of Appeals for the Federal Circuit an appeal of the District Court's dismissal of Ethicon's claim. On February 3, 1998, the Court of Appeals affirmed the District Court's dismissal of Ethicon's claim against the Company and, in April 1998, denied Ethicon's petition for rehearing and suggestion for rehearing en banc.

         B. In the pending action by Applied Medical Resources Corporation against the Company in the United States District Court for the Eastern District of Virginia, alleging infringement by the Company of patents related to trocar seal systems, judgment on the verdict was entered by the Court for $20.5 million which the Company recorded as a charge in its second quarter 1997 statement of operations (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31 1997). The Company has filed with the United States Court of Appeals for the Federal Circuit an appeal of the verdict. Oral argument on the appeal occurred on April 8, 1998, and the Company is awaiting a decision.

         C. In the pending action by Surgical Dynamics, Inc. ("Surgical Dynamics") against Sofamor Danek Group, Inc. ("Sofamor Danek") and Karlin, Inc. ("Karlin") in the United States District Court for the Central District of California, in which Surgical Dynamics sought declaratory judgment that its spine fusion cage product, the Ray TFC device, did not infringe a patent owned by Karlin and licensed to Sofamor Danek (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997), the Court granted Surgical Dynamics' motion for summary judgment of noninfringement and dismissed the defendants' counterclaims for patent infringement. Sofamor Danek and Karlin filed an appeal of the summary judgment. Oral argument on the appeal before the United States Court of Appeals for the Federal Circuit occurred on February 5, 1998 and the Company is awaiting a decision.

         D. In the pending action by the Company against Circon Corporation ("Circon"), a trial date has been set for July 6, 1998 (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         E. In the pending action by Sam F. Liprie against Omnitron International, Inc., in which the Company has been sued as a third party defendant, the case has been set for trial to occur on August 17, 1998 (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         F. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability claims. The Company is also involved in various other cases.

                                   * * * * * *

         Based upon information currently available and established reserves, it is the opinion of management, based upon the advice of counsel, that the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's consolidated financial statements. However, based upon future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company's results of operations in a particular future period.

                                                                       Form 10-Q
                                                                  March 31, 1998

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION (CONT.)

         Item 6. Exhibits and Reports on Form 8-K

                  a.       Exhibits - Exhibit 27 - Financial Data Schedule.

                  b. Reports on Form 8-K - The Company filed a report on Form 8-K on February 11,1998 and March 5, 1998 relative to the Company's acquisition of Valleylab, Inc. on January 30, 1998.

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

Dated: April 28, 1998