Form 10-Q
period 1998-06-30
UNITED STATES SURGICAL CORP
filed 1998-07-28
CIK 101788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock,
     par value $.10  per share,
     outstanding at June 30, 1998                             77,139,181 Shares

                                                                       Form 10-Q
                                                                   June 30, 1998




               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I-FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                 ----
Financial Statements:

     Consolidated Balance Sheets at June 30, 1998 (Unaudited) and
     December 31, 1997.......................................................................................      3

     Consolidated Statements of Operations (Unaudited) for the Six Months and Three Months
     Ended June 30, 1998 and 1997............................................................................      4

     Consolidated Statements of Comprehensive Income (Condensed) (Unaudited) for the
     Six Months and Three Months Ended June 30, 1998 and 1997................................................      5

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
     Six Months Ended June 30, 1998 and 1997.................................................................      6

     Consolidated Statements of Cash Flows (Unaudited) for the Six Months
     Ended June 30, 1998 and 1997............................................................................      7

     Notes to Consolidated Financial Statements (Unaudited)..................................................  8 - 10

     Review by Independent Accountants.......................................................................    11

     Independent Accountants' Report and Letter..............................................................    12

     Management's Discussion and Analysis of Interim Financial Condition and Results
     of Operations..........................................................................................  13 - 16

PART II-OTHER INFORMATION

     Legal Proceedings.......................................................................................    17

     Submissions of Matters to a Vote of Security Holders....................................................    18

     Exhibits and Reports on Form 8-K........................................................................    18

     Signature...............................................................................................    18

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,          December 31,
In thousands, except share data                                                           1998                1997
-------------------------------                                                           ----                ----
ASSETS                                                                                (Unaudited)
     Current assets:
   Cash and cash equivalents ..................................................       $    20,400        $    18,300
   Receivables, less allowance ($ 13,400  June 30, 1998 and
      $10,800 December 31, 1997) ..............................................           447,000            355,900
   Inventories:
     Finished goods ...........................................................           188,500            145,500
     Work in process ..........................................................            30,800             24,800
     Raw materials ............................................................            57,100             38,400
                                                                                      -----------        -----------
                                                                                          276,400            208,700
   Other current assets .......................................................            94,700             94,100
                                                                                      -----------        -----------
       Total Current Assets ...................................................           838,500            677,000
                                                                                      -----------        -----------

Property, plant, and equipment at cost ........................................           775,400            717,000
Less:  Allowance for depreciation and amortization ............................          (318,400)          (295,800)
                                                                                      -----------        -----------
                                                                                          457,000            421,200

Other assets (net) ............................................................           999,600            627,800
                                                                                      -----------        -----------
       Total Assets ...........................................................       $ 2,295,100        $ 1,726,000
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................       $    60,300        $    32,800
   Accrued liabilities ........................................................           235,500            210,000
   Income taxes payable .......................................................            59,700             64,900
   Current portion of long-term debt ..........................................             5,500              4,800
                                                                                      -----------        -----------
       Total Current Liabilities ..............................................           361,000            312,500

Long-term debt ................................................................           568,800            131,300
Deferred income taxes .........................................................            33,700             25,300

Stockholders' equity:
   Preferred stock $5.00 par value, authorized 2,000,000 shares;
     none issued or outstanding
   Common stock $.10 par value, authorized 250,000,000 shares issued,
     84,144,195 at June 30, 1998 and 82,898,473 at
     December 31, 1997 ........................................................             8,400              8,300
   Additional paid-in capital - common stock ..................................         1,006,000            973,600
   Retained earnings ..........................................................           443,800            395,800
   Treasury stock at cost; 7,005,014 shares at June 30, 1998
     and 7,015,207 shares at December 31, 1997 ................................           (96,700)           (96,800)
   Accumulated translation adjustments, etc ...................................           (33,200)           (28,300)
   Unrealized gain on marketable securities ...................................             3,300              4,300
                                                                                      -----------        -----------
       Total Stockholders' Equity .............................................         1,331,600          1,256,900
                                                                                      -----------        -----------

       Total Liabilities and Stockholders' Equity .............................       $ 2,295,100        $ 1,726,000
                                                                                      ===========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Six Months Ended              Three Months Ended
                                                      June 30,                     June 30,
                                                      --------                     --------
In thousands, except per share data             1998           1997           1998           1997
-----------------------------------             ----           ----           ----           ----

Net sales ................................    $681,200       $574,600       $363,900       $ 290,000
                                              --------       --------       --------       ---------

Costs and expenses:
   Cost of products sold .................     280,200        230,400        151,600         116,500
   Research and development ..............      47,100         34,000         23,700          17,400
   Selling, general and administrative....     264,100        223,700        140,100         111,000
   Interest (net) ........................      15,700           --            9,100            (100)
   Special items:
     Litigation and related costs ........        --           24,300           --            24,300
     Restructuring charges ...............        --            5,800           --             5,800
                                              --------       --------       --------       ---------
                                               607,100        518,200        324,500         274,900
                                              --------       --------       --------       ---------

Income before income taxes ...............      74,100         56,400         39,400          15,100

Income taxes .............................      20,000          8,800         10,300          (2,800)
                                              --------       --------       --------       ---------

Net income ...............................      54,100         47,600         29,100          17,900

Preferred stock dividends ................        --            4,700           --              --
                                              --------       --------       --------       ---------

Net income applicable to common shares....    $ 54,100       $ 42,900       $ 29,100       $  17,900
                                              ========       ========       ========       =========

Average number of basic common shares
   outstanding ...........................      76,700         69,100         77,000          73,600
                                              ========       ========       ========       =========

Net income per basic common share ........    $    .71       $    .62       $    .38       $     .24
                                              ========       ========       ========       =========

Average number of diluted common shares
   outstanding ...........................      78,800         71,000         79,700          75,400
                                              ========       ========       ========       =========

Net income per diluted common share ......    $    .69       $    .60       $    .37       $     .24
                                              ========       ========       ========       =========

Dividends paid per common share ..........    $    .08       $    .08       $    .04       $     .04
                                              ========       ========       ========       =========


                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                   (CONDENSED)


                                                                  Six Months Ended                Three Months Ended
                                                                       June 30,                       June 30,
                                                                       --------                       --------
In thousands                                                     1998            1997            1998            1997
------------                                                     ----            ----            ----            ----
Net income..............................................        $54,100         $47,600         $29,100         $17,900

Other comprehensive loss net of  tax ...................         (4,700)        (14,100)         (1,900)         (1,400)
                                                               --------        --------        --------        --------
Comprehensive income ...................................       $ 49,400        $ 33,500        $ 27,200        $ 16,500
                                                               ========        ========        ========        ========


                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1998

United States Surgical Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30, 1998 and 1997


                                                                           Additional                   Additional
                                                                             Paid-in                      Paid-in
                                                             Preferred      Capital -      Common        Capital -      Retained
   Dollars In thousands, except share data                     Stock        Preferred       Stock         Common        Earnings
   ---------------------------------------                     -----        ---------       -----         ------        --------
   BALANCE AT JANUARY 1, 1997........................            $900       $190,600       $7,100        $623,900        $318,000
     Conversion of Series A convertible preferred
       stock.........................................            (900)      (190,600)         700         181,600
     Common stock issued for acquisitions
       (377,922 shares)..............................                                                      14,200
     Common stock issued to employees -
      net (1,685,145 shares).........................                                         200          41,400
     Income tax benefit from stock options
       exercised.....................................                                                       9,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Preferred stock dividends.......................                                                                      (4,700)
     Common stock dividends declared
       ($.08 per share)..............................                                                                      (5,600)
     Unrealized loss on marketable securities........
     Net income......................................                                                                      47,600
                                                                -----    -----------  -----------     -----------        --------
     BALANCE AT JUNE 30, 1997........................            $  0    $         0    $   8,000        $870,400        $355,300
                                                                =====     ==========  ===========     ===========        ========



     BALANCE AT JANUARY 1, 1998......................           $   0    $         0       $8,300     $   973,600        $395,800
     Common stock issued for acquisitions
       (136,127 shares)..............................                                                       4,300
     Common stock issued to employees -
       net (1,119,788 shares)........................                                         100          25,100
     Income tax benefit from stock options
       exercised.....................................                                                       3,000
     Aggregate adjustment resulting from the
       translation of foreign financial statements...
     Common stock dividends declared
       ($.08 per share)..............................                                                                      (6,100)
     Unrealized loss on marketable securities........
     Net income......................................                                                                      54,100
                                                                -----    -----------    ---------      ----------        --------
     BALANCE AT JUNE 30, 1998........................           $   0    $         0       $8,400      $1,006,000        $443,800
                                                                =====     ==========    =========      ==========        ========



                                                                                                    Unrealized
                                                                                 Accumulated      Gain (Loss) On
                                                              Treasury          Translation         Marketable
   Dollars In thousands, except share data                      Stock         Adjustments, etc.     Securities         Total
   ---------------------------------------                      -----         -----------------     ----------         -----

Total
   BALANCE AT JANUARY 1, 1997........................        $(86,400)            $(3,100)            $2,800         $1,053,800
     Conversion of Series A convertible preferred
       stock.........................................           9,200                                                         0
     Common stock issued for acquisitions
       (377,922 shares)..............................                                                                    14,200
     Common stock issued to employees -
      net (1,685,145 shares).........................         (19,600)                                                   22,000
     Income tax benefit from stock options
       exercised.....................................                                                                     9,300
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                             (18,800)                              (18,800)
     Preferred stock dividends.......................                                                                    (4,700)
     Common stock dividends declared
       ($.08 per share)..............................                                                                    (5,600)
     Unrealized loss on marketable securities........                                                   (600)              (600)
     Net income......................................                                                                    47,600
                                                          -----------         -----------            -------         ----------
     BALANCE AT JUNE 30, 1997........................        $(96,800)           $(21,900)            $2,200         $1,117,200
                                                          ===========         ===========            =======          =========



     BALANCE AT JANUARY 1, 1998......................        $(96,800)           $(28,300)            $4,300         $1,256,900
     Common stock issued for acquisitions
       (136,127 shares)..............................                                                                     4,300
     Common stock issued to employees -
       net (1,119,788 shares)........................             100                                                    25,300
     Income tax benefit from stock options
       exercised.....................................                                                                     3,000
     Aggregate adjustment resulting from the
       translation of foreign financial statements...                              (4,900)                               (4,900)
     Common stock dividends declared
       ($.08 per share)..............................                                                                    (6,100)
     Unrealized loss on marketable securities........                                                 (1,000)            (1,000)
     Net income......................................                                                                    54,100
                                                          -----------        ------------          ---------        -----------
     BALANCE AT JUNE 30, 1998........................        $(96,700)           $(33,200)            $3,300         $1,331,600
                                                          ===========        ============          =========        ===========

                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                        -----------------


In thousands                                                                     1998                       1997
------------                                                                     ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers........................................      $   615,200                   $530,000
   Cash paid to vendors, suppliers and employees.......................         (565,100)                  (454,600)
   Interest paid-net...................................................           (9,800)                      (400)
   Income taxes paid...................................................           (8,300)                   (10,900)
   Litigation settlement-net...........................................           11,800
                                                                             -----------                  ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...........................           43,800                     64,100
                                                                             -----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment..........................          (30,300)                   (26,800)
   Advance - Progressive Angioplasty Systems...........................             -                       (15,000)
   Acquisition of Valleylab............................................         (425,000)                      -
   Other assets........................................................          (39,300)                   (20,100)
                                                                             -----------                    -------
   NET CASH USED IN INVESTING ACTIVITIES...............................         (494,600)                   (61,900)
                                                                              ----------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings...........................................        2,735,800                     66,700
   Long-term debt repayments...........................................       (2,589,900)                   (55,500)
   Proceeds from issuance of senior notes-net..........................          297,300                      -
   Issuance costs of senior notes and credit facilities................           (8,400)                     -
   Acquisition of common stock for treasury............................             -                        (4,100)
   Common stock issued from stock plans................................           24,300                     25,800
   Dividends paid......................................................           (6,100)                   (10,300)
                                                                            ------------                    -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES...........................          453,000                     22,600
                                                                              ----------                   --------

Effect of exchange rate changes........................................             (100)                    (1,100)
                                                                           -------------                  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................            2,100                     23,700
Cash and cash equivalents, beginning of period.........................           18,300                    106,700
                                                                             -----------                    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................     $     20,400                   $130,400
                                                                             ===========                    =======

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME.............................................................     $     54,100                 $   47,600
                                                                             -----------                  ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation......................................................           33,300                     31,600
     Amortization......................................................           24,800                     12,500
     Adjustment of property, plant and equipment reserves..............              200                      1,800
     Receivables -- (increase).........................................          (64,400)                   (44,600)
     Adjustment of receivable reserves.................................            2,400                       -
     Inventories -- (increase).........................................          (38,700)                   (11,800)
     Adjustment of inventory reserves..................................            4,100                      6,600
     Other current assets (increase)/decrease..........................          (14,300)                     4,800
     Accounts payable/accrued liabilities -- increase..................           30,500                     15,900
     Income tax assets, payable and deferred - increase/(decrease).....            8,800                     (9,600)
     Income tax benefit from stock options exercised...................            3,000                      9,300
                                                                            ------------                 ----------
   Total adjustments...................................................          (10,300)                    16,500
                                                                             ------------                 ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............................     $     43,800                $  64, 100
                                                                             ===========                 =========



                 See Notes to Consolidated Financial Statements

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     GENERAL
       The accompanying unaudited consolidated financial statements for the six-month and three-month periods ended June 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements for the six-month and three-month periods ended June 30, 1998 and 1997 have been reflected. All such adjustments are of a normal recurring nature. It is suggested that the June 30, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.     INCOME TAXES
       The effective tax rate in 1998 of 27% (26% in the second quarter of 1998) compares to 28% for the comparable periods in 1997. The 28% tax rate in 1997 is exclusive of a $7 million credit adjustment to the tax provision related to the 1997 IRS survey for the years 1991 through 1993. The effective tax rates for 1998 and 1997 reflect the expectation that the Company will recognize tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1997, the Company's effective tax rate for 1998 continues to be beneficially impacted by the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

3.     TENDER OFFER
       The Company has extended its tender offer for all of the outstanding Circon Corporation (Circon) common stock at a price of $16.50 per share until September 15, 1998. The Company previously purchased 1,973,274 shares of Circon common stock. These shares represent 14.9% of Circon's outstanding common stock, the maximum amount of shares the Company can purchase without triggering Circon's "poison pill". The Circon Corporation common stock, along with other securities, are included in Other assets. These available-for-sale securities have a fair value of approximately $39 million and a cost of approximately $34 million at June 30, 1998.

4.     ACQUISITION
       On January 30, 1998, the Company substantially completed its acquisition of Valleylab, a division of Pfizer Inc., for $425 million in a cash transaction. The acquisition was initially funded by a 364 day term loan facility with the Company's four lead banks. Subsequent to the acquisition, during the first quarter, the Company refinanced a significant portion of the term loan with a combination of the Company's long-term credit facility and the issuance of $300 million 7.25% senior notes due March 2008, which are not redeemable prior to maturity by the Company and require semi-annual interest payments. The Company recorded tangible assets of $140 million and assumed liabilities of $19 million in the transaction. The Company has recorded intangible assets for patents ($34 million), with an amortization period of 10 years, non-compete agreements ($8 million), with an amortization period of 5 years, customer lists ($40 million), with an amortization period of 30 years, trademarks ($15 million), with an amortization period of 40 years, and goodwill ($234 million), inclusive of purchase accounting adjustments, with an amortization period of 40 years as a result of the acquisition. All intangibles will be amortized on a straight line basis. The Company has included in its consolidated results of operations the operating results of Valleylab subsequent to January 30, 1998, which was the date of acquisition.

       The above allocations and amount of purchase price consideration is preliminary as certain aspects of the transaction, primarily a working capital adjustment to the preliminary purchase price, and appraisals have not yet been finalized. However, the Company does not expect that the final determination of the amount and the allocation of the purchase price will materially alter the financial position and results of operations of the Company.

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)


       The unaudited consolidated results of operations on a pro forma basis assumes the transaction had occurred at the beginning of the years presented below (dollars in thousands, except per share data):


                                                                            Three Months Ended
                                                                            ------------------

                                                                     June 30,1998       June 30, 1997
                                                                     ------------       -------------
                  Net sales                                              $363,900            $338,100
                  Net income applicable to common shares                   29,100              17,900
                  Net income per basic common share                          $.38                $.24
                  Net income per diluted common share                        $.37                $.24


                                                                             Six Months Ended
                                                                             ----------------

                                                                     June 30,1998       June 30, 1997
                                                                     ------------       -------------

                  Net sales                                              $698,400            $663,000
                  Net income applicable to common shares                   52,100              40,400
                  Net income per basic common share                          $.68                $.59
                  Net income per diluted common share                        $.66                $.57

5.     ADOPTION OF FAS 130
       The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

       Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Presently, the components of comprehensive income for the Company are foreign currency translation adjustments, gains and losses on foreign currency transactions that are designated as, and are effective as economic hedges of a net investment in a foreign entity commencing as of the date of designation, gains and losses on intercompany foreign exchange transactions that are long-term in nature (losses of $13.5 million for the six months ended June 30, 1997 and $3.7 million for the comparable 1998 period), and unrealized holding gains and losses on available-for-sale securities (losses of $.6 million for the six months ended June 30, 1997 and $1.0 million for the comparable 1998 period). The applicable effective tax rates (26% for the second quarter of 1998 , 27% for the first half of 1998, and 28% for the second quarter and first half of 1997) were utilized in the computation of comprehensive income.

6.     AGREEMENT AND PLAN OF MERGER

       On May 25,1998 the Company entered into an Agreement and Plan of Merger with Tyco International Ltd. (Tyco), which would allow a subsidiary of Tyco to acquire the Company in a stock transaction valued at approximately $3.3 billion. The agreement would allow shareholders of the Company's common stock to exchange each share of the Company's common stock for .7606 of a Tyco share of common stock. The merger is intended to be a tax free exchange. Consummation of the merger is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approvals by the Company's stockholders, pooling of interests accounting treatment of the merger, and other customary closing conditions. It is expected that the merger will be completed during September or October 1998.

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Cont'd.)


7.      RELATED PARTY TRANSACTION

       The Company, at a cost of $5 million, had previously acquired from Seragen, Inc. ("Seragen") a license to the worldwide rights of Seragen's fusion protein technology for restenosis in cardiovascular applications and a right of first refusal for intravenous infusion pump technology for use in connection with a second fusion protein. On signing, the Company received a warrant for the purchase of 500,000 shares of Seragen common stock at a purchase price of $.5625 per share. As stated in previous SEC filings, Leon C. Hirsch, Chairman and Chief Executive Officer of the Company, Turi Josefsen, Executive Vice President and President, International Operations of the Company, and John R. Silber, a member of the Company's Board of Directors, and the Chancellor of Boston University, were holders of voting stock of Seragen, Inc.

       During the second quarter of 1998 Ligand Pharmaceuticals Incorporated (Nasdsaq: LGND) and Seragen, Inc. (OTC Bulletin Board: SRGN) entered into definitive merger agreement which provides for Seragen stockholders and creditors to receive, upon the merger, $30 million (the "Closing Consideration") in a combination of cash and Ligand common stock. In connection with the merger agreement, Seragen entered into an Accord and Satisfaction Agreement ("the Accord Agreement") with certain of its creditors and preferred stockholders, including among others, the Company. Pursuant to the Accord Agreement, the Company expects to receive $5 million of Ligand common stock from the Closing Consideration, and in exchange, agreed to accept the same as satisfaction of all claims it may have under its license agreement with Seragen, and to the termination of that agreement upon the merger of Seragen and Ligand. The merger is expected to close during the third quarter of 1998 subject to regulatory approvals.

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The June 30, 1998 and 1997 consolidated financial statements included in this Quarterly Report on Form 10-Q have been reviewed by Deloitte & Touche LLP, in accordance with established professional standards and procedures for such a review. In addition, the December 31, 1997 consolidated balance sheet was audited by Deloitte & Touche LLP, in accordance with generally accepted auditing standards.

                                                                       Form 10-Q
                                                                   June 30, 1998

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
UNITED STATES SURGICAL CORPORATION

We have reviewed the accompanying consolidated balance sheet of United States Surgical Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, comprehensive income (condensed), for the six month and three month periods ended June 30, 1998 and 1997 and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30,1998 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 22, 1998

 * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *
                         INDEPENDENT ACCOUNTANTS' LETTER

United States Surgical Corporation
150 Glover Avenue
Norwalk, CT  06856

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United States Surgical Corporation and subsidiaries for the periods ended June 30, 1998 and 1997, as indicated in our report dated July 22, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated by reference in Registration Statement Nos. 33-59729, 333-23677, and 333-27591 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
STAMFORD, CONNECTICUT
JULY 22, 1998

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AGREEMENT AND PLAN OF MERGER

On May 25,1998 the Company entered into an Agreement and Plan of Merger with Tyco International Ltd. (Tyco), which would allow a subsidiary of Tyco to acquire the Company in a stock transaction valued at approximately $3.3 billion. The agreement would allow shareholders of the Company's common stock to exchange each share of the Company's common stock for .7606 of a Tyco share of common stock. The merger is intended to be a tax free exchange. Consummation of the merger is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approvals by the Company's stockholders, pooling of interests accounting treatment of the merger, and other customary closing conditions. It is expected that the merger will be completed during September or October 1998.


RESULTS OF OPERATIONS

In the second quarter of 1998 the Company attained sales of $364 million compared with sales of $290 million in the second quarter of 1997. In the first half of 1998, the Company attained sales of $681 million compared with sales of $575 million in the first half of 1997. Sales increased 25% in the second quarter and increased 19% in the first half of 1998 in comparison to the corresponding periods in 1997.

In the second quarter of 1998, the Company reported net income of $29 million or $.38 per basic common share, as compared to net income, as adjusted for the effects of litigation costs ($24 million or $.24 per basic common share), restructuring charges ($6 million or $.06 per basic common share) and the benefit resulting from an IRS examination ($7 million or $.10 per basic common share) of $33 million and $.44 per basic common share in the second quarter of 1997. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $7 million in the second quarter of 1998 in comparison to the corresponding period in 1997.

In the first half of 1998, the Company reported net income of $54 million or $.71 per basic common share, as compared to net income, as adjusted for the effects of litigation costs ($24 million or $.25 per basic common share), restructuring charges ($6 million or $.06 per basic common share) and the benefit resulting from an IRS examination ($7 million or $.10 per basic common share) of $62 million and $.83 per basic common share (after preferred dividends of $5 million) in the first half of 1997. The effect of changes in foreign currency exchange rates on results of operations was to decrease net income by $16 million in the first half of 1998 in comparison to the corresponding period

The following table analyzes the increase in sales in the second quarter and first half of 1998 compared with the corresponding periods in 1997:

                                                             Three Months Ended             Six Months Ended
       In millions                                               June 30, 1998                June 30, 1998
       -----------                                               -------------                -------------
       Composition of Sales Increase:
         Sales volume increases                                     $39.9                         $51.8
         Sales of companies acquired
           subsequent to June 30, 1997                               62.0                         102.4
Net price changes                                                   (19.3)                        (27.9)
         Effects of changes in foreign
           currency exchange rates                                   (8.7)                        (19.7)
                                                                    -----                       -------

              Sales Increase                                        $73.9                        $106.6
                                                                    =====                       =======

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company has recently been informed that several of the Company's distributors plan to lower their inventory levels of the Company's products throughout the remainder of 1998. The distributors have begun the process in the second quarter and it is currently anticipated that the process should be completed prior to the end of 1998. The impact on sales of this inventory reduction for the remainder of the year cannot be determined presently.

Cost of products sold expressed as a percentage of sales increased to 42% in the second quarter and 41 % in the first half of 1998 compared to 40% respectively, in the corresponding periods in 1997. Gross margin from operations (sales less cost of products sold divided by sales) was 58% in the second quarter and 59 % in the first half of 1998 in comparison to 60% , for the corresponding periods in 1997. The increase in cost of products sold expressed as a percentage of sales in 1998 is primarily attributable to the inclusion of product sales from Valleylab which have a slightly lower margin than many of the Company's other products. Changes in foreign currency exchange rates from those existing in the comparable 1997 periods increased cost of products sold by $1 million in the second quarter and $3 million in the first half of 1998.

The Company's expenditures for research and development increased to $24 million in the second quarter and $47 million in the first half of 1998 from $17 million and $34 million, respectively, in the corresponding periods in 1997. The increase in research and development expenditures in relation to the comparable periods in 1997 is primarily attributable to the recently developed Vascular Therapies division's development efforts for products to be utilized in vascular and cardiovascular surgery and interventional cardiology. The Company is continuing its commitment to develop and acquire new products and technologies for use in new surgical procedures and specialty areas and, accordingly , is incurring significant clinical and development related costs.

Selling, general and administrative expenses expressed as a percentage of sales was 39% in the second quarter and first half of 1998, compared with 38% in the second quarter and 39% in the first half of 1997. Intangible amortization expense increased by $10 million for the first half of 1998, and $5 million in the second quarter of 1998 in comparison to the comparable periods in 1997. The effect of the litigation settlement during the second quarter of 1998, net of required litigation reserves, had an immaterial impact on selling, general and administrative expenses for the second quarter and first half of 1998. Changes in foreign currency exchange rates from those existing in 1997 had the effect of decreasing selling, general, and administrative expenses by $3 million and $7 million in the second quarter and first half of 1998, respectively.

The Company recorded restructuring charges of approximately $6 million during the second quarter of 1997. These restructuring charges related primarily to employee severance costs associated with the Company's consolidation of manufacturing and certain marketing operations. These restructuring charges have been completely liquidated by the second half of 1998.

The increase in net interest in the second quarter and first half of 1998, compared to the comparable periods in 1997, is attributable to the increase in bank borrowings , and the interest on the senior notes issued during the first quarter of 1998 to finance the Company's acquisition of Valleylab.

The effective tax rate in 1998 of 27% (26% in the second quarter of 1998) compares to 28% for the comparable periods in 1997. The 28% tax rate in 1997 is exclusive of a $7 million credit adjustment to the tax provision related to the 1997 IRS survey for the years 1991 through 1993. The effective tax rates for 1998 and 1997 reflect the expectation that the Company will recognize tax benefits arising from the utilization of the Company's Foreign Sales Corporation. As in 1997, the Company's effective tax rate for 1998 continues to be beneficially impacted by the availability of tax credits under Section 936 of the Internal Revenue Code related to operations in Puerto Rico.

                                                                       Form 10-Q
                                                                   June 30, 1998

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

FINANCIAL CONDITION

The Company's current cash and cash equivalent balances, existing borrowing capacity and projected operating cash flows are currently in excess of its foreseeable operating cash flow requirements. The Company's existing committed bank borrowing capacity consists of a $325 million syndicated credit facility, a conditional term loan facility of $175 million, and outstanding principal of $105 million remaining on the one year bank term loan facility established to acquire Valleylab, which expires in the first quarter of 1999. The terms and conditions of the committed facilities are similar in nature. During the first quarter of 1998, the Company completed its issuance of $300 million 7.25% senior notes due March 15, 2008. The proceeds from these notes were used to repay a portion of the $450 million one-year bank term loan facility, which was utilized during the first quarter of 1998 to acquire Valleylab. The Company's uncommitted facilities presently consist of 6 billion Japanese Yen and $65 million. Borrowings have been categorized as long-term debt as such borrowings can be refinanced under the Company's five-year syndicated bank credit agreement.

Outstanding bank borrowings increased since December 31, 1997 to approximately $174 million at June 30, 1998. The increase in bank borrowings during the first half of 1998 is primarily attributable to the Company's $425 million acquisition of Valleylab. The credit agreements, inclusive of the senior notes, and the Company's operating lease for its primary domestic manufacturing, distribution and warehousing complex in North Haven, Connecticut, provide for certain restrictions including sales of assets, capital expenditures, dividends and subsidiary debt. The most restrictive covenants of the Company's financing agreements require the maintenance of certain minimum levels of tangible net worth, fixed charges coverage and a maximum ratio of total debt to total capitalization, as defined. The Company is generally limited to declaring dividends on its common stock up to 20% of net income, subject to changes in the number of common shares outstanding, until it meets certain financial objectives, as defined. The Company is in full compliance with all of the covenants associated with its various financing agreements.

The increase in accounts receivable ($91 million) since December 31, 1997 results primarily from the acquisition of Valleylab during the first quarter (see Note 4 of Notes to Consolidated Financial Statements), extended payment terms granted in certain competitive situations, as well as an increasing percentage of the Company's sales being generated towards the end of the quarter.

The increase in inventory ($68 million) since December 31, 1997 results primarily from the acquisition of Valleylab during the first quarter of 1998 (see Note 4 of Notes to Consolidated Financial Statements) as well as increased inventory levels of certain products whose sales are expected to increase significantly in future periods.

Additions to property, plant, and equipment , excluding approximately $46 million of assets acquired in the Valleylab acquisition, totaled $30 million in the first half of 1998 compared with $27 million in the corresponding period in 1997, and consist primarily of additions to machinery and equipment ($22 million) and molds and dies ($7 million).

The increase in Other Assets (net) of $372 million results primarily from the intangible assets recognized as part of the Valleylab acquisition (see Note 4 of Notes to Consolidated Financial Statements).

                                                                       Form 10-Q
                                                                   June 30, 1998

               UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The increase in accounts payable and accrued liabilities since December 31, 1997 ($53 million) results primarily from the accrual of the semi-annual payment due July 1998 of $29 million on the Company's North Haven lease and the acquisition of Valleylab during the first quarter of 1998. There were no material changes in accrued restructuring charges in the first half of 1998 other than payments on previously accrued employee termination obligations.

The increase in long term debt ($438 million) results primarily from the $425 million acquisition of Valleylab (see Note 4 of Notes to Consolidated Financial Statements).

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange rate risks. The Company routinely enters into contracts to reduce its exposure to and risk from foreign currency exchange rates and interest rate fluctuations in the regular course of the Company's global business. As of June 30,1998 the Company had foreign currency option contracts of approximately $20 million that will mature in August 1998. Realized and unrealized foreign currency gains and losses are recognized when incurred and are included as a component of selling, general, and administrative expenses in the consolidated statements of operations and cash paid to vendors, suppliers, and employees in the consolidated statements of cash flows. Realized and unrealized foreign currency gains and losses were immaterial during the second quarter and first half of 1998 and 1997, respectively.

In addition, the Company routinely enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations, and better manage fixed interest rate indebtedness. The net gain or loss from the exchange of interest rate payments is included in interest (net) in the consolidated statements of operations and interest paid (net) in the consolidated statements of cash flows. As a result of the Company's interest rate hedging program, fluctuations in interest rates have had an immaterial effect on the Company during the second quarter and first half of 1998 and 1997, respectively.

                                                                       Form 10-Q
                                                                   June 30, 1998

UNITED STATES SURGICAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.


         A. In the pending action by Ethicon, Inc. ("Ethicon") against the Company in the United States District Court for the District of Connecticut alleging infringement of a single United States patent relating to trocars (see
Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997), Ethicon filed a petition for writ of certiorari with the United States Supreme Court seeking to overturn the District Court's dismissal of Ethicon's claim.

         B. In the pending action by Applied Medical Resources Corporation against the Company in the United States District Court for the Eastern District of Virginia, alleging infringement by the Company of patents related to trocar seal systems (see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997), the United States Court of Appeals for the Federal Circuit affirmed the verdict entered by the District Court. The Company has filed a petition with the Court of Appeals seeking a rehearing en banc.

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

         D. In the pending action by the Company against Circon Corporation ("Circon"), the parties have agreed to the entry of an order by the Delaware Chancery Court requiring Circon to hold its next annual meeting of shareholders on or before November 24, 1998. The order also prohibits Circon from changing the number of directors on its Board of Directors, or altering the stockholder voting requirements to prevent Circon stockholders from electing, at the annual meeting, two directors nominated by the Company. Based upon the order, the pending trial before the Chancery Court in the litigation between the Company and Circon has been postponed until after the annual meeting.

         E. In the action filed by Sam F. Liprie against Omnitron International, Inc. ("Omintron") and in which the Company was sued as third party defendant, the parties entered into an agreement in settlement of the case. Pursuant to the terms of the settlement agreement, Omintron made a payment to the Company, a portion of which the Company paid to Mr. Liprie and his attorneys.

         F. On April 22, 1998, Sofamor Danek Holdings filed a complaint against the Company and its subsidiary, Surgical Dynamics, Inc. ("Surgical Dyanmics"), in the United States Court for the Western District of Tennessee, alleging infringement of a single United States patent relating to spinal implants.

                                                                       Form 10-Q
                                                                   June 30, 1998

         G. The Company is engaged in other litigation, primarily as the defendant, in cases involving product liability and other claims.

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


Item 4.  Submission of Matters to a Vote of Security Holders
              At the annual meeting of stockholders held on May 5, 1998 the following members were elected to the Board of Directors:

                                                             Votes For                              Votes Withheld
                                                             ---------                              --------------
              Julie K. Blake                                 63,106,737                               2,399,031
              John A. Bogardus, Jr.                          62,996,252                               2,509,516
              Thomas R. Bremer                               63,079,775                               2,425,993
              Leon C. Hirsch                                 62,855,821                               2,649,947
              Turi Josefsen                                  62,272,185                               3,233,583
              Douglas L. King                                63,045,325                               2,460,443
              Robert A. Knarr                                63,039,710                               2,466,058
              William F. May                                 62,937,767                               2,568,001
              James R. Mellor                                63,055,735                               2,450,033
              Barry Romeril                                  63,104,102                               2,401,666
              Howard M. Rosenkrantz                          63,059,334                               2,446,434
              Marianne Scipione                              62,999,035                               2,506,733
              John R. Silber                                 62,995,908                               2,509,860

              There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

              a.  Exhibit 27 - Financial Data Schedule.

              b. Reports on Form 8-K - There were no reports on Form 8-K filed for the period ended June 30, 1998.



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

Dated: July 28, 1998